Form 10-Q
period 2021-03-31
ThredUp Inc.
filed 2021-05-13
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to

Commission file number 001-40249
______________________
ThredUp Inc.
______________________
(Exact name of registrant as specified in its charter)

Delaware	26-4009181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
969 Broadway, Suite 200
Oakland, CA	94607
(Address of Principal Executive Offices)	(Zip Code)
(415) 402-5202
Registrant's telephone number, including area code
______________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	TDUP	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

The registrant had 15,022,873 shares of Class A common stock, $0.0001 par value per share, and 79,183,025 shares of Class B common stock, $0.0001 par value per share, outstanding as of April 30, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our revenue, cost of revenue and operating expenses and our ability to achieve and maintain future profitability;
•the sufficiency of our cash, cash equivalents and capital resources to meet our liquidity needs;
•our ability to effectively manage or sustain our growth and to effectively expand our operations;
•our strategies, plans, objectives and goals, including our expectations regarding future infrastructure investments;
•our ability to attract and retain buyers and sellers and the continued impact of network effects as we scale our platform;
•trends in our key financial and operating metrics;
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis;
•our ability to comply with laws and regulations;
•the effect of uncertainties related to the global COVID-19 pandemic and recovery therefrom on U.S. and global economies, our business, results of operations, financial condition, demand for secondhand items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting; and
•the increased expenses associated with being a public company.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law.
***
ii

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “thredUP”, “the Company”, “we”, “us”, “our”, or similar references are to ThredUp Inc.
thredUP is one of the world’s largest online resale platforms for women’s and kids’ apparel, shoes and accessories, based primarily on items processed, items sold and the capacity of our distribution centers.
The “estimated retail price” of an item is based on the estimated original retail price of a comparable item of the same quality, construction and material offered elsewhere in new condition. Our estimated original retail prices are set by our team of merchants who periodically monitor market prices for the brands and styles that we offer on our marketplace.
iii

PART I. FINANCIAL INFORMATION.
Item 1.    Financial Statements (Unaudited)
ThredUp Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$246,514	$64,485
Accounts receivable, net	1,726	1,823
Inventory, net	3,482	3,519
Other current assets	3,168	5,332
Total current assets	254,890	75,159
Operating lease right-of-use assets	22,338	23,656
Property and equipment, net	43,562	41,131
Other assets	2,980	2,965
Total assets	$323,770	$142,911
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$14,540	$9,386
Accrued and other current liabilities	37,720	32,541
Seller payable	15,194	13,724
Operating lease liabilities, current	3,095	3,643
Current portion of long-term debt	5,736	3,270
Total current liabilities	76,285	62,564
Operating lease liabilities, non-current	20,811	21,574
Long-term debt	33,320	31,190
Other non-current liabilities	1,927	2,719
Total liabilities	132,343	118,047
Commitments and contingencies (Note 10)
Convertible preferred stock: $0.0001 par value; 100,000,000 and 68,139,958 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 0 and 65,970,938 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	247,041
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000,000 and 110,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 94,143,694 and 12,889,760 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	9	1
Additional paid-in capital	459,756	29,989
Accumulated deficit	(268,338)	(252,167)
Total stockholders’ equity (deficit)	191,427	(222,177)
Total liabilities, convertible preferred stock and stockholders’ equity	$323,770	$142,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,

	2021	2020
Revenue:
Consignment	$44,688	$35,314
Product	10,992	13,001
Total revenue	55,680	48,315
Cost of revenue:
Consignment	10,832	8,816
Product	5,130	6,873
Total cost of revenue	15,962	15,689
Gross profit	39,718	32,626
Operating expenses:
Operations, product and technology	28,312	25,475
Marketing	15,446	13,001
Sales, general and administrative	10,638	7,433
Total operating expenses	54,396	45,909
Operating loss	(14,678)	(13,283)
Interest and other (expense) income, net	(1,466)	68
Loss before provision for income taxes	(16,144)	(13,215)
Provision for income taxes	27	—
Net loss and total comprehensive loss	$(16,171)	$(13,215)
Net loss per share attributable to common stockholders, basic and diluted	$(0.86)	$(1.23)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	18,701,108	10,763,234
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	65,970,938	$247,041	12,889,760	$1	$29,989	$(252,167)	$(222,177)
Preferred stock conversion to Class B common stock	(65,970,938)	(247,041)	65,970,938	7	247,034	—	247,041
Sale of Class A common stock upon initial public offering, net of issuance costs	—	—	13,800,000	1	175,533	—	175,534
Conversion of convertible preferred stock warrants to Class B common stock warrants	—	—	—	—	1,827	—	1,827
Cashless exercise of common stock warrant to Class B common stock	—	—	24,837	—	—	—	—
Exercise of stock options	—	—	1,458,159	—	1,875	—	1,875
Stock-based compensation	—	—	—	—	3,498	—	3,498
Net loss	—	—	—	—	—	(16,171)	(16,171)
Balance as of March 31, 2021	—	$—	94,143,694	$9	$459,756	$(268,338)	$191,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	65,928,261	$246,905	10,647,380	$1	$20,483	$(203,725)	$(183,241)
ASC 842 adoption (eff. January 1, 2020)	—	—	—	—	—	(565)	(565)
Exercise of stock options	—	—	118,685	—	10	—	10
Stock-based compensation	—	—	—	—	1,442	—	1,442
Net loss	—	—	—	—	—	(13,215)	(13,215)
Balance as of March 31, 2020	65,928,261	$246,905	10,766,065	$1	$21,935	$(217,505)	$(195,569)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(16,171)	$(13,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,038	1,245
Stock-based compensation expense	3,498	1,442
Reduction in the carrying amount of right-of-use assets	1,318	873
Changes in fair value of convertible preferred stock warrants and others	1,048	(126)
Changes in operating assets and liabilities:
Accounts receivable, net	97	(338)
Inventory, net	37	51
Other current and non-current assets	(457)	(1,977)
Accounts payable	4,722	1,122
Accrued and other current liabilities	4,784	1,791
Seller payable	1,470	1,218
Operating lease liabilities	(1,311)	(1,186)
Other non-current liabilities	4	(2)
Net cash provided by (used in) operating activities	1,077	(9,102)
Cash flows from investing activities
Purchase of property and equipment	(4,099)	(4,673)
Net cash used in investing activities	(4,099)	(4,673)
Cash flows from financing activities
Proceeds from debt issuance, net of issuance costs	4,625	—
Repayment of debt	—	(714)
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions	180,284	—
Proceeds from exercise of common stock options	1,875	10
Payment of costs for the initial public offering	(1,733)	(81)
Net cash provided by (used in) financing activities	185,051	(785)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	182,029	(14,560)

Cash, cash equivalents and restricted cash and cash equivalents
Beginning of period	67,539	87,853
End of period	$249,568	$73,293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Organization and Description of Business
ThredUp Inc. (“ThredUp” or “Company”) was formed as a corporation in the State of Delaware in January 2009. ThredUp is a large resale platform that enables consumers to buy and sell secondhand women’s and kid’s apparel, shoes and accessories. The Company conducts its marketing and administrative functions from Oakland, California and Scottsdale, Arizona and operates its fulfillment centers in Pennsylvania, Illinois, Georgia, and Arizona.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on March 25, 2021 by the Securities and Exchange Commission (“SEC”), and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 26, 2021. Upon the closing of the IPO, the Company sold 13,800,000 shares of Class A common stock (which included 1,800,000 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) to the public at a price of $14.00 per share. The aggregate net proceeds were $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million.

Immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock and 100,000,000 shares of undesignated preferred stock.

Immediately prior to the completion of the IPO, 65,970,938 shares of the convertible preferred stock then outstanding were converted into an equivalent number of shares of Class B common stock. The Company reclassified the convertible preferred stock to Class B common stock and additional paid-in capital upon the conversion in the three months ended March 31, 2021. 12,889,760 shares of the outstanding historical common stock were reclassified into an equivalent number of shares of Class B common stock. 164,973 shares of the convertible preferred stock warrants were converted to an equivalent number of shares of Class B common stock warrants.

2. Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment, allowance for sales returns, allowance for bad debts, breakage on loyalty points and rewards, valuation of inventory, warrants, stock-based compensation, valuation of right-of-use assets and income taxes. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2021, and the results of operations and cash flows for the interim periods presented.

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the final prospectus for the IPO dated March 25, 2021.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Concentrations of Credit Risks

As of March 31, 2021 and December 31, 2020, there were no customers that represented 10% or more of the Company’s accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue for the three months ended March 31, 2021 and 2020, respectively.
Revenue Recognition
Revenue from Loyalty Reward Redemption or Expiration
For the three months ended March 31, 2021 and 2020, the Company recognized $3.3 million and $0.2 million, respectively, of revenue from loyalty reward redemption or expiration.
Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents and restricted cash and cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$246,514	$64,485
Restricted cash and cash equivalents, current and non-current	3,054	3,054
Total cash, cash equivalents and restricted cash and cash equivalents	$249,568	$67,539
Restricted cash and cash equivalents, non-current of $2.7 million is included in the other assets in the condensed consolidated balance sheets statements as of March 31, 2021 and December 31, 2020.
Net Loss Per Share Attributable to Common Stockholders
The Company follows the two-class method when computing net loss per common share when shares issued meet the definition of participating securities. The rights, including the liquidation and dividend rights and sharing of losses, of the Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
For periods in which the Company reports net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Accounting Pronouncements Recently Adopted
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The Company adopted ASU 2018-15 as of January 1, 2021. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivative and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The Company adopted ASU 2020-06 on January 1, 2021. The adoption of this ASU did not have any impact on the Company’s condensed consolidated financial statements.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
New Accounting Pronouncements Recently Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, and ASU 2020-03, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
3.Fair Value Measurements
The following tables provide the financial instruments measured at fair value for each of the respective periods (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$224,268	$—	$—	$224,268
Total cash equivalents	$224,268	$—	$—	$224,268

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$43,460	$—	$—	$43,460
Total cash equivalents	$43,460	$—	$—	$43,460

Liabilities
Convertible preferred stock warrant liability	$—	$—	$805	$805
Total liabilities	$—	$—	$805	$805
There were no transfers in or out of Level 1 or 2 during the periods presented in the tables above.
The Company’s money market funds are classified as Level 1 because they are valued using quoted market prices.
As of March 31, 2021 and December 31, 2020, the amortized cost of the Company’s financial assets and liabilities approximate their estimated fair values. As such, there are no unrealized gains or losses related to the Company’s financial assets and liabilities.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2021	2020
Property and equipment	$59,283	$55,221
Less: accumulated depreciation and amortization	(15,721)	(14,090)
Property and equipment, net	$43,562	$41,131
For the three months ended March 31, 2021 and 2020, the Company capitalized $0.5 million and $0.3 million of costs associated with internal-use software, respectively. For the three months ended March 31, 2021 and 2020, the Company capitalized $0.1 million and $0.1 million, respectively, out of $0.6 million and $0.3 million total interest costs incurred for each respective period. Depreciation and amortization expense of property and equipment was $2.0 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.
5.Other Balance Sheet Details
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Gift card and site credit liabilities	$9,633	$9,362
Deferred revenue	4,949	5,094
Allowance for returns	4,604	3,389
Accrued taxes	4,595	4,594
Accrued compensation	4,409	3,443
Accrued vendor liabilities	4,288	3,407
Accrued marketing	3,976	1,648
Accrued other	1,266	1,604
	$37,720	$32,541

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6.Lease Agreements
For the three months ended March 31, 2021 and 2020, the Company’s operating lease expense was $2.1 million and $1.4 million, respectively.
Maturities of operating lease liabilities were as follows as of March 31, 2021 (in thousands):

Amount
Remainder of 2021	$3,456
2022	4,519
2023	4,508
2024	4,156
2025	2,760
Thereafter	12,292
Total lease payments	31,691
Less: imputed interest	7,785
Total lease liabilities	23,906
Less: current lease liabilities	3,095
Total non-current lease liabilities	$20,811

7.Long-term Debt and Convertible Preferred Stock Warrants
The Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank (“Bank”) for an aggregate amount up to $40.0 million to refinance its Loan and Security Agreement with Silicon Valley Bank (“SVB”) in February 2019. The Term Loan was amended three times before December 31, 2020.
In February 2021, the Company amended and restated the loan and security agreement (“Fourth Amendment”) with the Bank to reflect all waivers and amendments to date. Subsequently, the Company borrowed an additional $5.0 million for an aggregate principal amount of $40.0 million. In connection with the additional $5.0 million draw, the Company issued additional warrant shares for Series E-1 preferred stock in the amount of 15,979 or (i) two percent of the additional advance amount drawn under the Term A Loans, divided by (ii) the applicable exercise price at the time the warrant is exercised.
As of March 31, 2021, the nominal interest rate was 5.75% and the effective interest rate was 6.84%. The Company is in compliance with the covenants as of March 31, 2021.

The maturities of the loan agreement as of March 31, 2021 are as follows (in thousands):

Amount
Remainder of 2021	$4,000
2022	8,000
2023	8,000
2024	20,000
Thereafter	—
Total future principal	40,000
Less: unamortized debt discount	944
Less: current portion of long-term debt	5,736
Noncurrent portion of long-term debt	$33,320

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Warrants Issued with Loan and Security Agreement
The Company issued various preferred stock warrants under its loan and security agreements with SVB and the Bank. Immediately prior to the conversion upon IPO and as of December 31, 2020, the following preferred stock warrant liabilities were outstanding.

Description	Issuance Date	Expiration Date	Balance Sheet Classification	Exercise Price Per Share	Immediately Prior to the Completion of IPO	December 31, 2020
Series D	1/22/2015	1/22/2025	Liability	$2.2600	13,382	13,382
Series D	4/20/2015	1/22/2025	Liability	$2.2600	13,382	13,382
Series E-1	2/7/2019	5/29/2030	Liability	$6.2581	63,917	63,917
Series F	5/29/2020	5/29/2030	Liability	$6.8839	10,376	10,376
Series E-1	8/14/2020	5/29/2030	Liability	$6.2581	31,958	31,958
Series E-1	11/25/2020	5/29/2030	Liability	$6.2581	15,979	15,979
Series E-1	2/8/2021	5/29/2030	Liability	$6.2581	15,979	—
					164,973	148,994
The convertible preferred stock warrant liability of $0.8 million was included in other non-current liabilities in the consolidated balance sheet as of December 31, 2020.
Immediately prior to the completion of IPO in March 2021, all 164,973 shares of the convertible preferred stock warrant were remeasured to fair value and converted to equivalent number of Class B common stock warrants. The Company reclassified the convertible preferred stock warrant liability to additional paid-in capital upon the conversion. Refer to Note 8. Common Stock and Common Stock Warrants for more details on common stock warrants.
8.Common Stock and Common Stock Warrants
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
Immediately prior to the completion of the IPO, 65,970,938 shares of the convertible preferred stock converted to an equivalent number of shares of Class B common stock and 164,973 shares of the convertible preferred stock warrants were converted to an equivalent number of Class B common stock warrants.
During the three months ended March 31, 2021, the Company issued 24,837 shares of Class B common stock through a cashless net exercise of 26,764 shares of Class B common stock warrants. 138,209 shares of Class B common stock warrants were outstanding as of March 31, 2021.
The table below summarizes the Class A common stock and Class B common stock issued and outstanding as of March 31, 2021.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of March 31, 2021
	Authorized	Issued and Outstanding
Common stock Class A	1,000,000,000	13,800,000
Common stock Class B	120,000,000	80,343,694
Total common stock	1,120,000,000	94,143,694
9.Stock-Based Compensation Plans
2021 Stock Option and Incentive Plan
In February 2021, in connection with the IPO, the Company’s board of directors adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”) to replace the Second Amended and Restated 2010 Stock Plan (“2010 Plan”), which was subsequently approved by the Company’s stockholders in March 2021. The 2021 Plan became effective on March 24, 2021.
As of March 31, 2021, no stock options were granted under the 2021 Plan. As of March 31, 2021, 96,426 restricted stock units were granted under the 2021 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by the stockholders in March 2021. The ESPP became effective on March 24, 2021. The first offering period began on March 25, 2021, and there was no stock-based compensation related to the ESPP for the three months ended March 31, 2021.
IPO Options Under the 2010 Plan
In August 2020, the Company’s board of directors approved stock options for 3,588,535 common shares to be granted to certain officers and employees with an exercise price of $2.05 per share. 50% of the options granted vest over a four-year period commencing on the effective date of the IPO. The remaining 50% of the options granted vest over a four-year period commencing on the one-year anniversary of the IPO. As these stock options vest upon the satisfaction of both a time-based condition and a performance condition, the fair value of these stock options of $6.7 million, in aggregate, will be recognized as compensation expense over the requisite service period using the accelerated attribution method. In the three months ended in March 31, 2021, $1.6 million was recognized as compensation expense from such stock options subject to these performance conditions.
Stock-based Compensation
Total stock-based compensation expense by department is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Operations, product and technology	$1,350	$714
Marketing	437	174
Sales, general and administrative	1,711	554
Total stock-based compensation expense	$3,498	$1,442
As of March 31, 2021, there was approximately $20.1 million of total unrecognized stock-based compensation expense related to unvested options granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 1.56 years.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
10.Commitments and Contingencies
Legal Contingencies
The Company is subject to litigation claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.
Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made.
11.Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three months ended March 31, 2021 and 2020 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2021 and 2020 respectively. Since the company is in a full valuation allowance position, due to losses incurred since inception, the provision for taxes consist solely of state minimum taxes. The Company has no uncertain tax positions or any unrecognized tax benefits.
12.Net Loss Per Share Attributable to Common Stockholders
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	As of March 31,
	2021	2020
Outstanding stock options	22,067,610	19,886,677
Outstanding Class B common stock warrants	138,209	—
Restricted stock units	96,426	—
Convertible preferred stock	—	65,928,261
Outstanding convertible preferred stock warrants	—	170,975
Total	22,302,245	85,985,913

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus (“Prospectus”), dated March 25, 2021, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (“Securities Act”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
thredUP is one of the world’s largest online resale platforms for women’s and kids’ apparel, shoes and accessories. Our custom-built operating platform is powering the rapidly emerging resale economy, the fastest growing sector in retail. thredUP’s platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. Since our founding in 2009, we have processed over 100 million unique secondhand items from 35,000 brands across 100 categories, saving our buyers an estimated $3.3 billion off estimated retail price. We estimate that we have positively impacted the environment by saving 1.0 billion pounds of CO2 emissions, 2.0 billion kWh of energy and 4.4 billion gallons of water simply by empowering consumers to buy and sell secondhand.
thredUP’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplace we have built enables buyers to browse and purchase resale items for women’s and kids’ apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers love thredUP because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. Sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale. In 2018, based on our success with consumers directly, we extended our platform to enable brands and retailers to participate in the resale economy. A number of the world’s leading brands and retailers are already taking advantage of our Resale-as-a-Service (“RaaS”) offering.
Recent Business Developments
Initial Public Offering
Historically, we have financed our operations primarily through private sales of equity securities and debt. Our registration statement related to the initial public offering (the “IPO”) was declared effective on March 25, 2021 by the Securities and Exchange Commission (the “SEC”), and our Class A common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on March 26, 2021. Upon the completion of our IPO, we sold 13,800,000 shares of Class A common stock (which included 1,800,000 shares that were offered and sold pursuant to the full exercise of the IPO underwriters’ option to purchase additional shares) at a price to the public of $14.00 per share. Including the option exercise, we received aggregate net proceeds of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million.
Immediately prior to the completion of the IPO, we filed the amended and restated certificate of incorporation, which authorized a total of 1,000,000,000 shares of Class A common stock, 120,000,000 shares of Class B common stock and 100,000,000 shares of undesignated preferred stock. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share.
Immediately prior to the completion of the IPO, 65,970,938 shares of convertible preferred stock then outstanding were converted into an equivalent number of shares of Class B common stock and 12,889,760 shares of the outstanding existing common stock were re-classed into an equivalent number of shares of Class B common stock. 164,973 shares of the convertible preferred stock warrants were converted to an equivalent number of shares of Class B common stock warrants.
COVID-19 Impact

In December 2019, a novel strain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has adversely impacted businesses worldwide and has impacted aspects of our business and operations.

To help control the spread of the virus and protect the health and safety of our employees, we modified certain operational protocols in our distribution centers. We implemented and maintained numerous health and safety measures in our distribution centers, including mandatory temperature checks, increased paid time off for illness, distribution of personal protective equipment to employees, regular facility cleanings and comprehensive contact tracing. We have enabled social distancing by reconfiguring workstations and break rooms and staggering shifts. In March 2020, we shifted all of our corporate employees and contract engineers to a remote work model and implemented additional measures to better enable remote work. As of March 31, 2021 our remote work model remains in place.
Financial Impact
In the first quarter of 2020, we temporarily reduced marketing spend to take time to better understand the impact of COVID-19 on consumer demand. Later, as advertising auctions stabilized, we gradually scaled up acquisition marketing spend towards normal levels. Also, beginning in the second quarter of 2020, we chose to strategically increase discounts and incentives to encourage our existing buyer base to shop with us, as consumers generally prioritize value in times of economic uncertainty. This increase negatively impacted our year-over-year revenue growth in the second, third and fourth quarters of 2020, as discounts and incentives remained at elevated levels relative to pre-pandemic levels.
Further, in 2020, we also implemented several cost saving measures to address challenges presented by the COVID-19 pandemic. For example, in April 2020, we reduced salaries by 20% for the vast majority of corporate employees and, in June 2020, we laid off staff at our three small retail stores and permanently closed our retail stores during 2020. We have since granted stock options to the corporate employees affected by the salary reductions in an amount proportional to the respective employee’s salary reduction. Beginning in January 2021, we restored full salaries for corporate employees.
In the three months ended March 31, 2021, we saw increased demand, which we believe was partly related to COVID-19 recovery and re-opening efforts such as the vaccine roll out, easing of social distancing restrictions and federal stimulus legislation. We also saw increased operating expenses due to increased processing to support the increased demand experienced to date and in anticipation of accelerating demand. The growth in net loss is primarily related to the growth in operating expenses.
Impact on Processing at our Distribution Centers
The onset of the COVID-19 pandemic led to a significant reduction in our ability to process Clean Out Kits. As a result of the pandemic, we took actions to protect our business and our employees, which impacted our distribution center productivity, staffing and processing capacity. The existing configuration of our distribution centers pre-pandemic enabled us to implement social distancing protocols, including the reconfiguring of workstations for the safety of our employees, without reducing the total steady-state throughput capacity of our facilities, however, macro-developments such as shelter-in-place orders and the federal unemployment stimulus negatively affected the rate of hiring and retention for our distribution center workforce, which impacted throughput in the first three quarters of 2020. Since those events have abated somewhat, we have seen increases in our supply throughput, which began to increase in the fourth quarter of 2020. Our supply throughput continued to improve in the first quarter of 2021, however, we still face challenges in retaining employees and have implemented compensation and benefits programs to enhance retention, which has contributed to higher costs in our Operations, Product and Technology line.
As a consequence of these constraints, the number of unprocessed Clean Out Kits in our distribution centers has been elevated since March 2020, which also impacted listings of product on our marketplace. Starting in July 2020, we took measures to reduce the number of unprocessed Clean Out Kits, and also temporarily limited the number of Clean Out Kits available for sellers. As a result of this processing delay, our 2020 growth rates were negatively impacted by a lesser number of new listings on our marketplace. In the fourth quarter of 2020, the average number of unprocessed Clean Out Kits began to normalize to pre-pandemic levels, although they remain slightly elevated. During the three months ended March 31, 2021, the number of unprocessed Clean Out Kits continued to decline, when compared to the three months ended December 31, 2020, due to increased processing and as a result we added a higher volume of new listings to support the growth in orders.
We have been monitoring and continue to monitor the impact of COVID-19 on our business and operations. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business, results of operations and financial condition, including our revenue and cash flows, for at least the remainder of 2021. Due to the unknown duration and unprecedented impact of the COVID-19 pandemic and the range of national, state and local responses thereto, the related financial impact on our business could change and cannot be accurately predicted at this time. See the section titled “Risk Factors—Risks Relating to our Business and Industry—The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.”

Current Period Highlights
Revenue: Total revenue was a record at $55.7 million, an increase of 15% year-over-year.
Gross Profit and Margin: Gross profit totaled $39.7 million representing growth of 22% year-over-year. Gross margin expanded to 71% from 68% in the comparable quarter last year.
Net Loss: GAAP net loss was $16.2 million for the first quarter 2021, compared to a GAAP net loss of $13.2 million for the first quarter 2020.
Adjusted EBITDA: The Adjusted EBITDA loss was $9.1 million, which was a negative 16% of revenue.
Active Buyers and Orders: Total first quarter Active Buyers of 1.29 million and Orders of 1.13 million grew 14% and 18%, respectively, over the comparable quarter last year.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three months ended March 31,
	2021	2020

	(in thousands)
Active Buyers (as of period end)	1,290	1,135
Orders	1,128	956
Net loss	$(16,171)	$(13,215)
Adjusted EBITDA(1)	$(9,119)	$(10,427)
(1)See below for a reconciliation of Adjusted EBITDA to net loss.
Active Buyers
An Active Buyer is a thredUP buyer who has made at least one purchase in the last twelve months. A thredUP buyer is a customer who has created an account in our marketplace. A thredUP buyer is identified by a unique email address and a single person could have multiple thredUP accounts and count as multiple Active Buyers. The number of Active Buyers is a key driver of revenue for our marketplace and we expect the number of Active Buyers to increase over time.
Orders
Orders means the total number of orders placed by buyers across our marketplace, including through our RaaS partners, in a given period, net of cancellations. We expect Orders to increase over time.
Adjusted EBITDA
Adjusted EBITDA means net loss adjusted to exclude depreciation and amortization, stock-based compensation expense, interest expense, change in fair value of convertible preferred stock warrant liability and provision for income taxes. We use Adjusted EBITDA to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three months ended March 31,
	2021	2020
Adjusted EBITDA Reconciliation:
Net loss	$(16,171)	$(13,215)
Depreciation and amortization	2,038	1,245
Stock-based compensation expense	3,498	1,442
Interest expense	559	273
Change in fair value of convertible preferred stock warrant liability	930	(172)
Provision for income taxes	27	—
Adjusted EBITDA	$(9,119)	$(10,427)

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three months ended March 31,
	2021	2020

Revenue:	(in thousands)
Consignment	$44,688	$35,314
Product	10,992	13,001
Total revenue	55,680	48,315
Cost of revenue:
Consignment	10,832	8,816
Product	5,130	6,873
Total cost of revenue	15,962	15,689
Gross profit	39,718	32,626
Operating expenses:
Operations, product and technology	28,312	25,475
Marketing	15,446	13,001
Sales, general and administrative	10,638	7,433
Total operating expenses	54,396	45,909
Operating loss	(14,678)	(13,283)
Interest and other (expense) income, net	(1,466)	68
Loss before provision for income taxes	(16,144)	(13,215)
Provision for income taxes	27	—
Net loss	$(16,171)	$(13,215)

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three months ended March 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Consignment revenue	$44,688	$35,314	$9,374	27%
Product revenue	10,992	13,001	(2,009)	(15)%
Total revenue	$55,680	$48,315	$7,365	15%
Consignment revenue as a % of total revenue	80%	73%		7%
Product revenue as a % of total revenue	20%	27%		(7)%
The $7.4 million represents a 15% increase in total revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was primarily attributable to an 18% increase in Orders, which was primarily driven by growth in Active Buyers of 14%, and partially offset by a 2% decrease in revenue per Order over the same period. The decrease in revenue per Order was due primarily to a higher concentration of consignment sales.

Consignment sales result in higher gross profit margin than product sales because revenue for consignment sales is recognized net of seller payouts, whereas, for product sales, seller payouts are recognized as a component of cost of revenue, leading to different gross margin profiles between consignment sales and product sales.
Consignment Revenue
The $9.4 million represents a 27% increase in consignment revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was primarily attributable to the mix shift from product to consignment sales, which resulted in consignment sales representing 80% of our total revenue mix, up from 73% in the three months ended March 31, 2020, as well as an 18% increase in overall Orders.
Product Revenue
The $2.0 million, or 15%, decrease in product revenue for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, was primarily attributable to the mix shift from product to consignment sales.
Cost of Revenue

	Three months ended March 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,832	$8,816	$2,016	23%
Cost of product revenue	5,130	6,873	(1,743)	(25)%
Total cost of revenue	$15,962	$15,689	$273	2%
Gross profit	$39,718	$32,626	$7,092	22%
Gross profit margin	71%	68%		3%
Cost of revenue as a % of total revenue	29%	32%		(3)%
Cost of consignment revenue as a % of total cost of revenue	68%	56%		12%
Cost of product revenue as a % of total cost of revenue	32%	44%		(12)%
Total cost of revenue as a percentage of total revenue, decreased 300 basis points from 32% for the three months ended March 31, 2020 to 29% for the three months ended March 31, 2021. The mix shift from product to consignment sales resulted in a decreased costs of revenue as a percent of revenue as consignment revenue has a higher gross margin profile than product sales due to the treatment of payout cost in cost of goods sold for product revenue.

Cost of Consignment Revenue

	Three months ended March 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,832	$8,816	$2,016	23%
As a percent of consignment revenue	24%	25%		(1)%
Consignment gross margin	76%	75%		1%
The $2.0 million represents a 23% increase in the cost of consignment revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily driven by the increase in consignment revenue and increased costs listed in the below table. Consignment gross margin remained relatively consistent at 76% for the three months ended March 31, 2021 compared to 75% for the three months ended March 31, 2020.

	Three months ended March 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Outbound shipping	$8,117	$6,428	$1,689	26%
Direct labor	1,865	1,713	152	9%
Packaging	913	494	419	85%
Other	(63)	181	(244)	(135)%
Total change in consignment costs	$10,832	$8,816	$2,016	23%
Cost of Product Revenue

	Three months ended March 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of product revenue	$5,130	$6,873	$(1,743)	(25)%
As a percent of product revenue	47%	53%		(6)%
Product gross margin	53%	47%		6%
The $1.7 million represents a 25% decrease in the cost of product revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily driven by the decrease in product revenue and decreased costs listed in the below table. Product gross margin increased from 47% to 53%, primarily due to higher average selling prices per item and, to a lesser extent, lower direct labor costs and lower product cost due to lower outbound shipping costs.

	Three months ended March 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Inventory costs	$2,826	$3,830	$(1,004)	(26)%
Outbound shipping	1,708	2,261	(553)	(24)%
Direct labor	392	606	(214)	(35)%
Packaging	204	176	28	16%
Total change in product costs	$5,130	$6,873	$(1,743)	(25)%
We believe that our gross profit margin will remain relatively flat in the second quarter of 2021.
Operating Expenses

	Three months ended March 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Operations, product and technology	$28,312	$25,475	$2,837	11%
Marketing	15,446	13,001	2,445	19%
Sales, general and administrative	10,638	7,433	3,205	43%
Total operating expenses	$54,396	$45,909	$8,487	18%
Operations, product and technology as a % of total revenue	51%	53%		(2)%
Marketing as a % of total revenue	28%	27%		1%
Sales, general and administrative as a % of total revenue	19%	15%		4%
Operating expenses increased $8.5 million and 18% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, compared to $7.1 million and 22% gross profit growth in the same period. We compare operating expense growth to gross profit growth as a measure of our operating leverage given the shift in revenue mix towards primarily consignment since mid-2019. Results by operating expenses line item are discussed below.

Operations, Product and Technology

	Three months ended March 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$18,679	$14,813	$3,866	26%
Facilities and other allocated costs	6,020	6,009	11	—%
Inbound shipping	3,555	4,344	(789)	(18)%
Other	58	309	(251)	(81)%
Total change in operations, product and technology expenses	$28,312	$25,475	$2,837	11%
Operations, product and technology expense represented 51% of total revenue for the three months ended March 31, 2021, a 200 basis points decrease, compared to 53% for the three months ended March 31, 2020. Operations, product and technology expense increased 11% in the same period, compared to 22% gross profit growth demonstrating the leverage of our business model.
Personnel-related costs increased by 26% from $14.8 million for the three months ended March 31, 2020 to $18.7 million for the three months ended March 31, 2021. The increase was due to investments to support growth in our distribution center operations and increases in headcount in our corporate functions.
Facilities and other allocated costs remained relatively flat at $6.0 million for both the three months ended March 31, 2020 and March 31, 2021.
Inbound shipping costs decreased by 18% from $4.3 million for the three months ended March 31, 2020 compared to $3.6 million for the three months ended March 31, 2021. The decrease was due to fewer Clean Out Kits received in the three months ended March 31, 2020 compared to the three months ended March 31, 2021, as we maintained restrictions on the ability of sellers to order Clean Out Kits until the end of February 2021.
Marketing

	Three months ended March 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Marketing and advertising costs	$13,220	$11,327	$1,893	17%
Other	2,226	1,674	552	33%
Total change in marketing expense	$15,446	$13,001	$2,445	19%
Marketing represented 28% of revenue for the three months ended March 31, 2021, a 100 basis points increase compared to 27% for the three months ended March 31, 2020. Marketing expense increased by 19% for the period, compared to 22% gross profit growth demonstrating the leverage of our business model.
Marketing and advertising costs increased by 17% from $11.3 million for the three months ended March 31, 2020, compared to $13.2 million for the three months ended March 31, 2021 due to increased efforts to attract new buyers for our marketplace. Marketing and advertising costs increased by 17%, compared to a 22% increase in gross profit.

Sales, General and Administrative

	Three months ended March 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$5,536	$3,438	$2,098	61%
Professional services	1,835	1,375	460	33%
Payment processing fees	1,797	1,732	65	4%
Other	1,470	888	582	66%
Total change in sales, general and administrative costs	$10,638	$7,433	$3,205	43%
Sales, general and administrative represented 19% of total revenue for the three months ended March 31, 2021, a 400 basis points increase, compared to 15% for the three months ended March 31, 2020. Sales, general and administrative expense increased 43% in the period, compared to 22% gross profit growth. This increase was mainly the result of investments, primarily personnel and professional services costs, made towards scaling our business and improving our processes as we became a public company.
Personnel-related costs increased from $3.4 million for the three months ended March 31, 2020, compared to $5.5 million for the three months ended March 31, 2021. The increase was primarily due to increased headcount by 10% over the same period to support growth in our corporate functions and increased stock-based compensation of $1.2 million.
Professional services costs increased from $1.4 million for the three months ended March 31, 2020 compared to $1.8 million for the three months ended March 31, 2021. The increase was mainly due to an increase in accounting and consulting fees as we became a public company.
We believe that our expenses in operations, product and technology, marketing, and sales, general and administrative will continue to increase in absolute dollars in the second quarter of 2021 as revenue grows and as we continue to make investments for our future growth and expand our business and infrastructure to support being a public company.

Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $246.5 million and an accumulated deficit of $268.3 million. Since our founding, we have generated negative cash flows from operations and have primarily financed our operations through private sales of equity securities and debt. Additionally, we currently have a term loan facility with Western Alliance Bank. In March 2021, we completed our IPO for aggregate net proceeds of $175.5 million, net of offering costs, underwriter discounts and commissions of $17.7 million.
We expect operating losses and negative cash flows from operations to continue into the foreseeable future as we continue to invest in growing our business and expanding our infrastructure. Our primary use of cash includes operating costs such as distribution center operating costs and product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, automation and expansion of our distribution centers. Based upon our current operating plans, we believe that our existing cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including, but not limited to the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS partnerships, the continuing growth of our marketplace and overall economic conditions. We may seek additional equity or debt financing. If we raise equity financing, our stockholders may experience significant dilution of their ownership interests. If we conduct an additional debt financing, the terms of such debt financing may be similar or more restrictive than our current term loan facility and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the section titled “Risk Factors—Risks Relating to Our Business and Industry—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.”
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three months ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$1,077	$(9,102)
Investing activities	(4,099)	(4,673)
Financing activities	185,051	(785)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$182,029	$(14,560)
Changes in Cash Flow from Operating Activities
For the three months ended March 31, 2021, net cash provided by operating activities was $1.1 million, which consisted of non-cash charges of $7.9 million and a net change of $9.3 million in our operating assets and liabilities, partially offset by a net loss of $16.2 million. The change in operating assets and liabilities is primarily due to a $4.8 million increase in accrued and other current liabilities, a $4.7 million increase in accounts payable due to the timing of payments and increased operating expenses as we grow our business, and a $1.5 million increase in seller payable due to the timing of payments, partially offset by a reduction in operating lease liabilities of $1.3 million.
The $4.8 million increase in accrued and other current liabilities is primarily due to an increase in accrued marketing of $2.3 million, an increase in allowance for returns of $1.2 million, and an increase in accrued compensation of $1.0 million.
For the three months ended March 31, 2020, net cash used in operating activities was $9.1 million, which consisted of a net loss of $13.2 million, partially offset by non-cash adjustment of $3.4 million and a net change of $0.7 million in our operating assets and liabilities.
The net change of $0.7 million in our operating assets and liabilities is largely driven by an increase of $1.8 million in accrued and other current liabilities due to the timing of vendor payables, a $1.2 million increase in seller payables, and a $1.1 million increase in accounts payable, partially offset by a

$2.0 million increase in other current and non-current assets, primarily due to $1.0 million increase in non-trade receivables, and a $1.2 million decrease in operating lease liabilities.
Changes in Cash Flow from Investing Activities
For the three months ended March 31, 2021, net cash used in investing activities was $4.1 million, which is attributable to purchases of property and equipment, primarily for automation assets for DC06 in Georgia, our newest distribution center.
For the three months ended March 31, 2020, net cash used in investing activities was $4.7 million, which consisted of additional purchases of property and equipment.
Changes in Cash Flow from Financing Activities
For the three months ended March 31, 2021, net cash provided by financing activities was $185.1 million, which consisted mainly of $180.3 million in proceeds from the sale of Class A common stock in the IPO, net of underwriting discounts and commissions, $4.6 million in debt financing proceeds, net of issuance costs, and $1.9 million in proceeds from the exercise of common stock options, partially offset by $1.7 million in connection with the payment of offering costs for the IPO.
For the three months ended March 31, 2020, net cash used in financing activities was $0.8 million, which was mainly driven by $0.7 million repayment of debt.
Contractual Obligations and Commitments
Other than the additional $5.0 million term loan borrowed from Western Alliance Bank in February 2021, there have been no material changes to our contractual obligations as of March 31, 2021, as compared to those disclosed as of December 31, 2020 in the Prospectus.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including any entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions.
There have been no significant changes to our critical accounting policies since December 31, 2020. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2 titled “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of March 31, 2021, we had unrestricted cash and cash equivalents of $246.5 million, consisting primarily of money market funds, which carry a degree of interest rate risk. Fluctuations in interest rates have not been significant to date. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Fluctuations in interest rates have not been significant to date.
Interest rates under our loan and security agreement with Western Alliance Bank are tied to the prime rate with a floor of 5.75% and therefore carry interest rate risk. As of March 31, 2021, we had borrowed $40.0 million under our loan and security agreement, with $40.0 million principal outstanding as of such date, at an interest rate of 5.75%. Fluctuations in interest rates have not been significant to date.
A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations for the periods presented.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in the Prospectus, in connection with the audit of our financial statements for the fiscal years ended December 31, 2020, 2019 and 2018 we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in the aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
Our material weakness related to the following control deficiencies:
We did not design and maintain effective control over our accounting and proprietary data systems used in our financial reporting process. These systems lacked controls over user access, program change management, computer operation and data validation to ensure that IT program and data changes affecting financial accounting applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
We did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls and we did not maintain a sufficient complement of accounting personnel to ensure (i) the appropriate segregation of duties in the preparation and review of account reconciliations and journal entries and (ii) account reconciliations were prepared and reviewed at the appropriate level of precision on a consistent and timely basis.
The deficiencies described above, if not remediated, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.
Remediation Plans
To address our material weakness, we have added accounting, finance and information technology personnel and implemented new financial accounting processes. We are continuing to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting and proprietary systems, hiring additional qualified accounting, finance and information technology resources and further evolving our accounting and quarterly close processes. We will not be able to fully remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as described above, there was not any change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION.
Item 1.   Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A.    Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our business and industry, risks relating to information technology, intellectual property, data security and privacy, risks relating to legal, regulatory, accounting and tax matters, risks relating to our indebtedness and liquidity and risks relating to ownership of our Class A common stock, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
•Our continued growth depends on attracting new, and retaining existing, buyers.
•If we fail to generate a sufficient amount of new and recurring high-quality secondhand items by attracting new sellers and retaining existing sellers, our business, results of operations and financial condition could be harmed.
•Our business, including our costs and supply of secondhand items, is subject to risks associated with sourcing, itemizing, warehousing and shipping.
•We have experienced rapid growth in many of our recent periods and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations and financial condition could be harmed.
•We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
•We have a history of losses, we anticipate increasing operating expenses in the future and we may not be able to achieve and, if achieved, maintain profitability.
•We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
•We may not be able to expand our distribution center operations, attract and retain personnel to efficiently and effectively manage the operations required to process, itemize, list, sell, pack and ship secondhand items or identify and lease distribution centers in geographic regions that enable us to effectively scale our operations.

•Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
•The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.
•Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and results of operations.
•We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.
•The market price of our Class A common stock may be volatile or may decline regardless of our operating performance. You may lose all or part of your investment.
•The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to our IPO, including our directors, executive officers and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may depress the trading price of our Class A common stock.
Risks Relating to Our Business and Industry
Our continued growth depends on attracting new, and retaining existing, buyers.
To expand our buyer base, we must appeal to and attract buyers who do not typically purchase secondhand items, who have historically purchased only new retail items or who used other means to purchase secondhand items, such as traditional brick-and-mortar thrift stores or the websites of other secondary marketplaces. We reach new buyers through paid search, social media, influencers, television and digital advertising, other paid marketing, press coverage, retail locations, our RaaS partnership programs, referral programs, organic word of mouth and other methods of discovery, such as converting sellers to buyers. We expect to continue investing heavily in these and other marketing channels in the future and cannot be certain that these efforts will enable us to attract and retain more buyers, result in increased purchase frequency or order sizes from our buyers or be cost-effective. Our ability to attract and retain buyers also depends on our ability to offer a broad selection of desirable and high-quality secondhand items on our marketplace, the reliability of our shipping and delivery estimates, our ability to consistently provide high-quality customer experiences, our ability to promote and position our brand and marketplace and the success of our marketing efforts. Our investments in marketing may not effectively reach potential buyers and existing buyers, potential buyers or existing buyers may decide not to buy through us or the spend of buyers that purchase from us may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover, consumer preferences may change, and buyers may not purchase through our marketplace as frequently or spend as much with us as historically has been the case. As a result, the revenue generated from buyer transactions in the future may not be as high as the revenue generated from transactions historically. Relatedly, an inability to attract and retain buyers could harm our ability to attract and retain sellers, who may decide to resell their items through alternative platforms or marketplaces. Consequently, failure to attract new buyers and to retain existing buyers could harm our business, results of operations and financial condition.

If we fail to generate a sufficient amount of new and recurring high-quality secondhand items by attracting new sellers and retaining existing sellers, our business, results of operations and financial condition could be harmed.
Our success depends on our ability to cost-effectively attract high-quality secondhand items by attracting new sellers and retaining existing sellers, such that they choose thredUP to list their items. Numerous factors, however, may impede our ability to attract new sellers and retain existing sellers with high-quality secondhand items. To expand our base of secondhand items for resale, as well as our base of sellers, we must appeal to and engage individuals new to selling secondhand items or who have sold secondhand items through traditional brick-and-mortar shops but are unfamiliar with our business. We find new sellers by converting buyers using our marketplace, our RaaS partnership programs, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press. We cannot be certain that these efforts will result in more supply of high-quality secondhand items or sellers or that these efforts will be cost-effective. Our ability to attract new and recurring high-quality secondhand items from new sellers and existing sellers depends on other factors, such as our ability to enhance and improve our marketplace, our ability to process the items sent to us by sellers in a timely manner, sellers’ perceptions of whether payouts they are receiving are adequate and timely compensation for their items and the perceived quality of the items sold and purchased on our marketplace. If we are unable to meet seller standards and drive repeat supply, our existing sellers may not choose to send us secondhand items for resale to the same extent, in terms of quality, value or volume, in the future. Further, failure to generate sufficient high-quality secondhand items and attract new sellers and retain existing sellers could harm our business, results of operations and financial condition. For instance, if our sellers send lower quality secondhand items that we are unable to resell in our marketplace, then we will incur expense to sort and process such lower quality secondhand items and detract resources from processing re-sellable secondhand items. Additionally, if sellers substantially increase the initial price of their items that we list on our marketplace and subsequently reclaim these items if they do not sell within the listing window, our business could be harmed because these activities may negatively affect sell-through rates and gross margin.
Our business, including our costs and supply of secondhand items, is subject to risks associated with sourcing, itemizing, warehousing and shipping.
Nearly all of the secondhand items we offer through our marketplace are initially sourced from sellers who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of secondhand items sold through our marketplace. Our results of operations could be negatively impacted by these fluctuations. In addition, as we expand into new categories of secondhand items, our payments to our sellers may rise relative to our existing categories, which could adversely affect our results of operations.
We can make no assurance that secondhand items we receive from sellers will be of sufficient quality or free from damage, or that such secondhand items will not be damaged during shipping, while in one of our distribution centers or when shipped to buyers. While we conduct inspections of secondhand items sent by sellers for resale and inspect secondhand items returned by buyers, we cannot control items while they are out of our possession or prevent all damage while in our distribution centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, insects and other pests, in the secondhand items shipped to us by our sellers, which may cause contamination of the secondhand items in our distribution centers or while shipping to buyers. If we are unable to detect and quarantine such contaminants at the time such secondhand items are initially received in our distribution centers, some or all of the secondhand items in such facilities could be contaminated. We may incur additional expenses and our reputation could be harmed if the secondhand items we offer are damaged or contain contaminants.
We have experienced rapid growth in many of our recent periods and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations and financial condition could be harmed.
We have experienced, and may continue to experience, rapid growth in certain recent periods, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We have also experienced significant growth in the number of buyers and sellers using our platform in certain periods, despite a reduction in Active Sellers during 2020 and growth rates that were impacted by the COVID-19 pandemic. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls as well as our reporting systems and procedures. For example, our headcount has grown from 1,076 employees and professional contractors as of December 31, 2018 to 1,862 as of December 31, 2020, as we have scaled our business. We define an “Active Seller” as a thredUP seller who has sold at least one item on our marketplace in the last 12 months. A thredUP seller is a customer who has created an account and has listed an item in our marketplace. A thredUP seller is identified by a unique email address and a single person could have multiple thredUP seller accounts and count as multiple Active Sellers.
To manage growth in our operations and the growth in the number of buyers and sellers on our platform, we will need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. We will need to maintain or increase the automation of our distribution centers and continue to improve how we apply data science to our operations. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, marketing, operations, administrative, financial, customer support, engineering and other resources. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, our employee morale, productivity and retention could suffer, which could negatively affect our brand and reputation and harm our ability to attract new buyers and sellers and to grow our business. In addition, future growth, such as the potential expansion of our operations internationally or expansion into new categories of offerings, either organically or through acquisitions, would require significant capital expenditures, which could adversely affect our results of operations, and the allocation of valuable management resources to grow and change in these areas.
Our revenue was $129.6 million, $163.8 million and $186.0 million for the years ended December 31, 2018, 2019 and 2020, respectively, representing annual growth of 26% and 14%, respectively. In future periods, we may not be able to sustain or increase revenue growth rates consistent with recent history, or at all. Our revenue growth has been and may continue to be affected by the COVID-19 pandemic. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract and retain new and existing buyers and sellers and grow our supply of high-quality secondhand items for resale through our marketplace;
•scale our revenue and achieve the operating efficiencies necessary to achieve and maintain profitability;
•increase buyer and seller awareness of our brand;
•anticipate and respond to changing buyer and seller preferences;
•manage and improve our business processes in response to changing business needs;
•process Clean Out Kits from sellers on a timely basis;
•improve, expand and further automate our distribution center operations and information systems;
•anticipate and respond to macroeconomic changes generally, including changes in the markets for both new and secondhand retail items;

•successfully compete against established companies and new market entrants, including national retailers and brands and traditional brick-and-mortar thrift stores;
•effectively scale our operations while maintaining high-quality service and buyer and seller satisfaction;
•hire and retain talented employees and professional contractors at all levels of our business;
•avoid or manage interruptions in our business from information technology downtime, cybersecurity breaches and other factors that could affect our physical and digital infrastructure;
•fulfill and deliver Orders in a timely manner and in accordance with customer expectations, which may change over time;
•maintain a high level of customer service and satisfaction;
•adapt to changing conditions in our industry and related to the COVID-19 pandemic and measures implemented to contain its spread; and
•comply with regulations applicable to our business.
If we are unable to accomplish any of these tasks, our revenue growth will be harmed. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to offset these anticipated increases in our operating expenses, our business, results of operations and financial condition will be harmed, and we may not be able to achieve or maintain profitability.
We have a history of losses, we anticipate increasing operating expenses in the future and we may not be able to achieve and, if achieved, maintain profitability.
We experienced net losses of $34.2 million, $38.2 million and $47.9 million in the years ended December 31, 2018, 2019 and 2020, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Because the market for secondhand items is evolving, particularly the online resale of secondhand items, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we expand our operations and infrastructure, make significant investments in our marketing initiatives, develop and introduce new technologies and automation and hire additional personnel. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow and comply with rules and regulations of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our marketplace represents a substantial departure from the traditional thrift store market for secondhand items. While our business has grown rapidly, and much of that growth has occurred in recent periods, the resale market for secondhand items may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history, ongoing changes in our new and evolving industry, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our Class A common stock price to decline.
We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
Our quarterly results of operations may fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the level of demand for secondhand items;
•fluctuations in the levels or quality of secondhand items on our marketplace;
•fluctuations in capacity as we expand our operations;
•our success in engaging existing buyers and sellers and attracting new buyers and sellers;
•our ability to meet the expectations of sellers that we will process their Clean Out Kits in a timely manner;
•the amount and timing of our operating expenses;
•the timing of expenses and recognition of revenue;
•the timing and success of new partnerships, retail offerings and referral programs;
•the impact of competitive developments and our response to those developments;
•our ability to manage our existing business and future growth;
•actual or reported disruptions or defects in our online marketplace, such as actual or perceived privacy or data security breaches;
•economic and market conditions, particularly those affecting our industry;
•the impact of market volatility and economic downturn, including those caused by outbreaks of disease, such as the COVID-19 pandemic, on our business;
•adverse litigation judgments, other dispute-related settlement payments or other litigation-related costs;
•regulatory fines;
•changes in, and continuing uncertainty in relation to, the legislative or regulatory environment;
•legal and regulatory compliance costs;
•the number of new employees and professional contractors added;

•the timing of the grant or vesting of equity awards to employees, directors, contractors or consultants;
•pricing pressure as a result of competition, economic conditions or otherwise, including as a result of the effects of the COVID-19 pandemic;
•costs and timing of expenses related to the acquisition of talent, technologies, intellectual property or businesses, including potentially significant amortization costs and possible write-downs;
•public health crises, including the COVID-19 pandemic; and
•general economic conditions, including geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations. You should not rely on our past results as an indicator of our future performance.
The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could fall, and we could face costly lawsuits, including securities class action suits.
We may not be able to expand our distribution center operations, attract and retain personnel to efficiently and effectively manage the operations required to process, itemize, list, sell, pack and ship secondhand items or identify and lease distribution centers in geographic regions that enable us to effectively scale our operations.
We lease facilities to store and accommodate the logistics infrastructure required to process, itemize, list, sell, pack and ship the secondhand items we sell through our marketplace and related channels of distribution, including our RaaS partnerships. To grow our business, we must continue to improve and expand our distribution center operations, proprietary software and systems, and personnel in the geographic regions that have the resources necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each item that we offer through our marketplace is unique and requires multiple touch points, including inspection, evaluation, photography, pricing, application of a unique SKU, and fulfillment. This process is complex and, from time to time, we may have more Clean Out Kits coming in from sellers than we can timely process. For instance, due to restrictions in our distribution centers as a result of COVID-19 safety precautions, governmental requirements and other COVID-19-related impacts, we currently have an elevated number of unprocessed Clean Out Kits containing secondhand items from sellers. We have also rapidly increased our operations employee headcount in recent years to support the growth of our business. The number of employees in our distribution centers increased to 1,570 as of December 31, 2020 from 835 as of December 31, 2018. While we experienced a temporary decrease in the number of employees in our distribution centers in the second quarter of 2020 due to the effects of COVID-19, we have restored and continued to grow our distribution center headcount. We expect that the number of employees in our distribution centers will increase significantly in the near term, particularly as and when concerns and restrictions due to COVID-19 abate. The market for these employees is increasingly competitive and is highly dependent on geographic location. We could be required to raise wages or introduce other compensation incentives to remain competitive, which could increase our costs and harm our results of operations. If we fail to effectively locate, hire and retain such personnel, our operations could be negatively impacted, which could harm our business, results of operations and financial condition.
Further, the success of our business depends on our ability to maintain our current distribution centers and secure additional distribution centers that meet our business needs and are also in geographic locations with access to a large, qualified talent pool. We have distribution centers across three strategic locations: Arizona, Georgia and Pennsylvania. Space in well-positioned geographic locations is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. Due to the competitive nature of the real estate market in the locations where we currently operate, we may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new distribution centers in optimal geographic locations or maintain our current distribution centers could harm our business, results of operations and financial condition.
If we are unable to successfully leverage technology to automate and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
We are continuing to build automation, machine learning and other capabilities to drive efficiencies in our distribution center operations, including our newest distribution center in Suwanee, Georgia. As we continue to enhance automation and add capabilities, our operations may become increasingly complex. While we expect these technologies to improve productivity in many of our merchandising operations, including processing, itemizing, listing and selling, any flaws, bugs or failures of such technologies could cause interruptions in and delays to our operations, which may harm our business. We are increasing our investment in technology, software and systems to support these efforts, but such investments may not increase productivity, maintain or improve the experience for buyers and sellers or result in more efficient operations. While we have created our own proprietary technology to operate our business, we also rely on technology from third parties. For example, to run our inbound operations, we leverage third-party machine learning software that analyzes data that we use in our proprietary algorithms for determining the optimal list price. We have also integrated third-party software to help operate our automated carousels and conveyors in our distribution centers. If these technologies do not increase our operational efficiency in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. If we are no longer able to rely on such third parties, we would be required to either seek licenses to technologies or services from other third parties and redesign aspects of business and operations to function with such technologies or services or develop such technologies ourselves, either of which would result in increased costs and could result in operational delays until equivalent technologies can be licensed or developed and integrated into our business and operations. In addition, if we are unable to enhance automation to our operations, we may be unable to reduce the costs of processing supply and fulfilling orders, which could cause delays in buyers receiving their purchases and sellers receiving their payouts. As a result, our reputation and our relationships with our buyers and sellers could be harmed, which could harm our business, results of operations and financial condition.
We rely on consumer discretionary spending and have been and may continue to be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include high levels of unemployment, high consumer debt levels, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires; unforeseen public health crises, such as pandemics and epidemics, including the COVID-19 pandemic; political crises, such as terrorist attacks, war and other incidents of political instability, including the recent presidential election in the United States; or other catastrophic events, whether occurring in the United States or internationally. Traditionally, consumer purchases of new retail items have declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Such economic uncertainty and decrease in the rate of retail purchases in the primary market may slow the rate at which individuals choose to supply their secondhand items to us, which could result in a decrease of items available in our marketplace, and may also slow the rate at which individuals choose to buy secondhand items on our marketplace. For instance, from the beginning of the COVID-19 pandemic and throughout 2020, we experienced an increase in the supply of Clean Out Kits with secondhand items from sellers. Additionally, at the onset of the COVID-19 pandemic, we experienced a reduction in operations productivity at our distribution centers as we were unable to process Clean Out Kits at our normal rate. In March 2020, we experienced a 10% reduction in average monthly Orders through our site, as compared to February 2020, which we attribute to the general economic uncertainty at the beginning of the COVID-19 pandemic. The presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases through our marketplace site. Further, we cannot guarantee that buyers will continue to buy at current rates if the economy worsens. Adverse economic changes could reduce consumer confidence, and thereby negatively affect our results of operations.
The market in which we participate is competitive and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants or maintain and develop strategic relationships with third parties, our business, results of operations and financial condition could be harmed.
The markets for resale and secondhand items are highly competitive. We compete with vendors of new and secondhand items, including branded goods stores, local, national and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer, retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar goods and services that we offer. Competitors offering the same or similar goods or services include secondhand marketplaces, such as eBay Inc., Mercari, Inc., Poshmark, Inc. and The RealReal, Inc.; large online retailers, such as Amazon.com, Inc., Kohl’s Corporation and Walmart Inc.; and off-price retailers, such as Burlington Stores, Inc., Ross Stores, Inc. and The TJX Companies, Inc. We believe our ability to compete depends on many factors, many of which are beyond our control, including:
•attracting and retaining buyers and sellers and increasing the volume of secondhand items they buy and sell;
•further developing our data science and automation capabilities;
•maintaining favorable brand recognition;
•effectively delivering our marketplace to buyers and sellers;
•identifying and delivering authentic, high-quality secondhand items;
•maintaining and increasing the amount, diversity and quality of brands and secondhand items that we offer;
•our ability to expand the means through which we acquire and offer secondhand items for resale;
•the price at which secondhand items accepted onto our marketplace are offered;
•the speed and cost at which we can process and make available secondhand items and deliver purchased secondhand items to our buyers; and
•the ease with which our buyers and sellers can supply, purchase and return secondhand items.
As our market evolves and we begin to compete with new market entrants, we expect competition to intensify in the future. Established companies may not only develop their own platforms and competing lines of business, but also acquire or establish cooperative relationships with our current competitors or provide meaningful incentives to third parties to favor their offerings over our marketplace.
Many of our existing competitors have, and some of our potential competitors or potential alliances among competitors could have, substantial competitive advantages such as greater brand name recognition and longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, broader supply, established relationships with a larger existing buyer and/or seller base, superior or more desirable secondhand items for sale or resale, greater customer service resources, greater financial, marketing, institutional and other resources than we do, greater resources to make acquisitions, lower labor, and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources than we do. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and derive greater revenue and profits from their existing buyer bases, adopt more aggressive pricing policies to build larger buyer or seller bases, or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior.
Potential buyers may also prefer to purchase retail items from larger online or brick-and-mortar competitors that they currently shop from, rather than a newer marketplace, regardless of offerings. These larger competitors often have broader supply and market focus and will therefore not be as susceptible to downturns in a particular market.
If we are unsuccessful in establishing or maintaining our relationships with third parties, or if they partner with our competitors and devote greater resources to implement and support the platforms or retail items of our competitors, our ability to compete in the marketplace, or to grow our revenue, could be impaired, and our results of operations may suffer. Even if these partnerships and any future partnerships we undertake are successful, we cannot assure you that these relationships will result in increased buying and selling through our marketplace or increased revenue.
Conditions in our market could also change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation or strategic changes we or our competitors make in response to the COVID-19 pandemic, and it is uncertain how our market will evolve. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer buyers and sellers, reduced revenue, gross profit, and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.
National retailers and brands set their own retail prices and promotional discounts on new items, which could adversely affect our value proposition to buyers and harm our business, results of operations and financial condition.
National retailers and brands set pricing for their own new retail items, which can include promotional discounts. Promotional pricing by these parties may adversely affect the relative value of secondhand items offered for resale with us, and, in turn, our revenue, results of operations and financial condition. In order to attract buyers to our marketplace, the prices for the secondhand items sold through our marketplace may need to be lowered in order to compete with pricing strategies employed by national retailers and brands for their own new retail items, which could negatively affect revenue growth, results of operations and financial condition. We have experienced a reduction in our revenue in the past due to reductions and fluctuations in the price of new retail items sold by national retailers and brands, and we anticipate similar reductions and fluctuations could occur in the future, such as due to a decrease in the price of new retail items in light of the economic downturn caused by the COVID-19 pandemic. These pricing changes and promotional discounts could, as a result, adversely affect our business, results of operations and financial condition.

The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and this contagious disease outbreak has continued to spread. The related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. The fear associated with COVID-19, or any pandemic, and the reactions of governments around the world in response to COVID-19, or any pandemic, to regulate the flow of labor and products and impede the travel of individuals, have and may continue to impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. For example, due to shelter-in-place orders and mandatory business closures, in Georgia in particular, we have been required to limit operations at our distribution centers, resulting in a delay in our ability to process our Clean Out Kits, and have implemented enhanced safety and cleaning measures, resulting in increased costs. In compliance with local ordinances and to protect our workforce, we have also temporarily closed our corporate offices, except for limited essential staff and visits by our operations teams to the distribution centers on an as-needed and limited basis.
In addition, we implemented several cost-saving measures to address the challenges from the COVID-19 pandemic. For example, in the first quarter of 2020, we temporarily reduced marketing spend to take time to better understand the impact of COVID-19 on consumer demand. Additionally, in April 2020, we reduced salaries by 20% for the vast majority of corporate employees, whose full salaries were restored in January 2021, and in June 2020 we laid off the staff at our three small retail stores and permanently closed our retail stores during 2020. Further, we also have implemented promotional measures. Beginning in the second quarter of 2020, we chose to strategically increase discounts and incentives to encourage our existing buyer base to shop with us, as consumers generally prioritize value in times of economic uncertainty. The presence or absence of government stimulus funding programs, however, has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases through our marketplace site. Without timely and robust government stimulus funding programs, consumers would have less money to spend on apparel, which could harm our business, results of operations and financial condition. We are also impacted by the overall decrease in spending in the apparel sector during the pandemic as many consumers have limited their social activity and are making fewer apparel purchases. In connection with this reduced social activity, the shift to wear-at-home clothing has also meant that many popular secondhand categories sold on thredUP, such as dresses and shoes, have been less in-demand than pre-COVID-19 pandemic levels, which affects our business, results of operations and financial condition.
Further, disruptions to our business operations have included and could include personnel absences, temporary closures of our distribution centers, further or ongoing reduced capacity at our distribution centers, delays in processing Clean Out Kits shipped by sellers to us, delays in our shipment of items purchased by our buyers, a slow-down in our ability to hire if we are unable to interview candidates in person, decreased foot traffic at and/or closure of our and our partners’ physical retail locations, disruptions in internet connections and a decrease or volatile patterns in spending on retail in general. For instance, decreased processing capacity at our distribution centers during the onset of the COVID-19 pandemic resulted in fewer items being listed as available for sale, which adversely impacted our revenue growth. Our third-party vendors and partners have also experienced and may continue to experience disruptions to their business operations, which in turn affects us.
Additionally, the COVID-19 pandemic and the resulting shelter-in-place orders throughout the country have disproportionately affected women, our predominant buyer demographic. If women are not able to economically recover from the impact of COVID-19, our business, results of operations and financial condition could be adversely impacted.
Further, developing various responses to the challenges caused by COVID-19 and its effects has and may continue to divert the attention of our management team. In the future, we may need to temporarily close some or all of our distribution centers. If a critical number of our employees become too ill to work or are unable to work due to personal reasons related to the effects of COVID-19, our ability to process merchandise through our distribution centers could be significantly slowed or halted.
Similarly, COVID-19 has led to a broader economic slowdown that may heighten other risks disclosed in this Quarterly Report on Form 10-Q.
Public health concerns, such as COVID-19, could also result in social, economic and labor instability in the localities in which we or our vendors, buyers and sellers reside. Any of these uncertainties and actions we take to mitigate the effects of COVID-19 and uncertainties related to COVID-19 could harm our business, results of operations and financial condition. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Impact” for additional information about the impact of COVID-19 on our business.
We may experience damage or destruction to our distribution centers in which we store all of the secondhand items we offer through our marketplace, which may harm our business, results of operations and financial condition.
We store the majority of the secondhand items we offer through our marketplace in our distribution centers in Arizona, Georgia and Pennsylvania. Our distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage to or catastrophic loss of secondhand items stored in one of our distribution centers, due to natural disasters or man-made disasters such as arson, theft or otherwise would result in liability to our sellers for the expected payout commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business.
Additionally, given the nature of the unique selection of secondhand items we offer on our marketplace, our ability to restore such secondhand items on our marketplace would take time and would result in a limitation and delay of available supply for buyers, which would negatively impact our revenue and results of operations. Further, natural disasters, such as earthquakes, hurricanes, tornadoes, fires, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution centers or the operations of one or more of our third-party providers or vendors. For example, in March 2020 due to the progression of COVID-19 in areas where we operate distribution centers and have corporate offices, we reduced operations at our distribution centers and temporarily closed our corporate offices to slow the spread of COVID-19 and protect our employees. Such reductions in operations and closures have slowed and may in the future slow or temporarily halt our operations and harm our business, results of operations and financial condition.
Further, while we carry insurance for the secondhand items in our distribution centers, the number of carriers which provide for such insurance has declined, which has resulted in increased premiums and deductibles. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all possible losses that our business could suffer. In the event that we suffer a catastrophic loss of any or all of our distribution centers and the secondhand items in such facilities, our liabilities may exceed the maximum insurance coverage amount, which would harm our business and results of operations.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.
We currently rely on major vendors for our shipping of purchases to buyers and the shipping of supplied secondhand items by sellers. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, such as the increased volume of deliveries due to shelter-in-place orders associated with the COVID-19 pandemic, it could negatively impact our business and results of operations and negatively affect the experiences of our buyers and sellers, which could affect the degree to which they continue to buy and supply secondhand items on our marketplace. In addition, our ability to receive inbound secondhand items efficiently and ship secondhand items to buyers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, disruptions and/or delays due to business closures and shelter-in-place orders like those associated with the COVID-19 pandemic and similar factors. Disruption to delivery services due to inclement weather could result in delays that could adversely affect our reputation, business and results of operations. If our secondhand items are not delivered in a timely fashion or are damaged or lost during the supply or the delivery process, our buyers or sellers could become dissatisfied and cease using our marketplace, which could adversely affect our business and results of operations.
Our advertising activity and strategic RaaS partnerships may fail to efficiently drive growth in buyers and sellers, which could harm our business, results of operations and financial condition.
Our future growth and potential profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs as well as our strategic RaaS partnerships, and we are investing heavily in these activities. Our advertising activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to:
•determine the effective creative message and media mix for advertising, marketing and promotional expenditures;
•select the right markets, media and specific media vehicles in which to advertise;
•identify the most effective and efficient level of spending in each market, media and specific media vehicle; and
•effectively manage marketing costs, including creative and media expenses, to maintain acceptable buyer and seller acquisition costs.
We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth. Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which, in turn, could adversely affect our results of operations.
Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our buyer and seller base could be adversely affected, our brand could suffer and our business, results of operations and financial condition could be harmed.
We have invested and expect to continue to invest significant time and resources into our RaaS partnerships with national retail stores, premium women’s fashion brands, fashion-focused e-commerce sites and marketplaces for the buying and selling of secondhand items. We maintain a robust and varied set of RaaS partnership programs, including our RaaS offering, in-store pop-up shops and provision of our Clean Out Kits at our partners’ retail stores, our cash out marketplace partnerships, the resale of worn retail items provided to us by our RaaS partners and cross-listing our products on our RaaS partners’ websites. See the section titled “Business—The thredUP Product Experience—For Resale-as-a-Service (RaaS) Partners” included in the Prospectus for additional information about our RaaS partnerships. To grow our business and build out our marketplace, we anticipate that we will continue to depend on relationships with third parties. Identifying RaaS partners, and negotiating, documenting and maintaining relationships with them, requires significant time and resources. Further, our competitors may be effective in providing incentives to third parties to favor their offerings over our marketplace, mobile application or in-store offerings.

There is significant uncertainty around the future profitability of our RaaS partnerships and whether they will result in an increased number of new and repeat buyers, an increased number of new and repeat sellers selling high-quality secondhand items and increased awareness of our brand. The effectiveness of some of these RaaS partnerships has also been disrupted by the COVID-19 pandemic and associated shelter-in-place orders. Further, if the retail industry suffers in general, there may be fewer customers visiting our partners’ retail stores and buying secondhand items in our pop-up shops, our RaaS partners may discontinue our pop-ups in an effort to cut back newer partnerships and our kit distribution partnership for gift cards to our partners’ store could be less desirable. Additionally, our RaaS partners could go out of business or declare bankruptcy. If our RaaS partnerships are not profitable and do not result in us acquiring a high-quality supply of secondhand items from our partners and/or their customers, who become our sellers, and reaching additional buyers, our business, results of operations and financial condition could be harmed.
We rely on third parties to drive traffic to our website and mobile application, and these providers may change their algorithms or pricing in ways that could negatively impact our business, results of operations, financial condition and prospects.
We rely in part on digital advertising, including search engine marketing and social media advertising, to promote awareness of our marketplace, grow our business, attract new buyers and sellers and retain existing buyers and sellers. In particular, we rely on search engines, such as Google, the major mobile application stores and social media platforms such as Facebook and Instagram as important marketing channels. In addition to purchasing traditional advertising space on search engines and social media platforms, we also partner with influencers on Instagram who promote their buying and selling of secondhand items through our marketplace to their followers. Search engine companies, social media platforms or mobile application stores that we advertise our marketplace through may determine that we are not in compliance with their guidelines and penalize us as a result. If search engines or social media platforms change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add buyers and sellers to our website and mobile application. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. We also cannot accurately predict if the followers of our Instagram influencer partners will be interested in buying and selling through our marketplace, or if our influencer partners will maintain their follower numbers throughout the time our partnerships. Our relationships with our marketing vendors are not long term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.

We may not succeed in promoting and maintaining our brand and reputation, which could harm our business and future growth.
We believe that maintaining our brand and reputation is critical to driving buyer and seller engagement. An important goal of our brand promotion strategy is establishing trust with our buyers and sellers.
For buyers, maintaining our brand and reputation requires that we foster trust through timely and reliable fulfillment of orders, responsive and effective customer service, a broad supply of desirable brands and secondhand items and an exciting and user-friendly interface on our marketplace, in our stores and through our partnerships. For sellers, maintaining our brand and reputation requires that we foster convenience with service that is convenient, consistent and timely. It also requires that we foster trust through consistent and transparent acceptance, payout and return processes and policies for secondhand items supplied to us, payouts that our sellers perceive to be adequate compensation for their items and responsive and effective customer service. If we fail to provide buyers or sellers with the service and experience they expect, or we experience buyer or seller complaints or negative publicity about our marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand could be harmed, which could harm our business and future growth. For example, disruption to processing of Clean Out Kits and distribution caused by COVID-19 has led and could potentially lead to additional delays in our ability to process secondhand items sellers send in for resale, resulting in delays in sellers receiving payouts and less refreshing of our supply on our marketplace, and could harm our brand and reputation.
We use data science to predict buyer and seller preferences, and if we do not accurately predict evolving preferences of our buyers and sellers it could harm our business, results of operations and financial condition.
Our success is in large part dependent upon our ability to anticipate and identify trends in the market for secondhand items in a timely manner and to obtain a supply of secondhand items that addresses those trends by attracting and retaining sellers who send in high-quality secondhand items. We use data science to predict buyer and seller preferences, which we in turn use to ensure our buyers are looking at secondhand items that they are interested in purchasing on our marketplace. There can be no assurance that our data science will accurately anticipate buyer or seller preferences and, if our predictions are inaccurate, we will not be able to optimize our buyers’ and sellers’ experience on our marketplace. Lead times relating to these changing preferences may make it difficult for us to respond rapidly to new or changing trends. We have begun to expand our offerings beyond our core marketplace and to expand our RaaS partnership programs and the impact on our business from these new offerings and RaaS partnership programs is not clear as it is difficult to accurately predict buyer and seller preferences. To the extent we do not accurately predict the evolving preferences of our buyers and sellers, it could harm our business, results of operations and financial condition.
Certain estimates of our buyer metrics included in this Quarterly Report on Form 10-Q may prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
Certain metrics presented in this Quarterly Report on Form 10-Q, including the numbers of Active Buyers, are based on internal company data, assumptions and estimates and we use these numbers in managing our business. We believe that these figures are reasonable estimates, and we take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations. For example, there may be individuals who have multiple email accounts in violation of our terms of service, despite our efforts to detect and enforce our terms of service. If individuals have multiple unique email addresses that are undetected, then we could be overestimating the number of Active Buyers. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations and financial condition would be harmed.
Greater than expected returns could have a negative impact on our revenue.
We allow buyers to return certain purchases from our website and mobile application under our return policy. We record a reserve for returns against proceeds to us from the resale of secondhand items on our marketplace in calculating revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions may cause actual returns to exceed our reserve for returns. From time to time, the secondhand items sold through our marketplace are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned items may also be damaged in transit as part of the return process, which can significantly impact the price we are able to charge for such items on our marketplace. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and results of operations.
As an online secondhand marketplace, our success depends on the accuracy of our item acceptance process. Failure by us to identify counterfeit or stolen retail items could adversely affect our reputation and expose us to liability for the resale of counterfeit or stolen items.
Our success depends on our ability to accurately and cost-effectively determine whether a secondhand item offered for resale is an authentic product. From time to time we receive counterfeit secondhand items through our sellers. While we have invested in our authentication processes and we reject any retail items we believe to be counterfeit, we cannot be certain that we will identify every counterfeit item that is supplied to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to identify counterfeit products. We refund the cost of an item to a buyer if the buyer questions its authenticity and returns the item. The resale of any counterfeit items may damage our reputation as a trusted marketplace for secondhand items, which may impact our ability to attract and maintain repeat buyers and sellers. We may also be subject to allegations that an item we sold is not authentic despite our efforts to inspect such item. Such controversy could negatively impact our reputation and brand and harm our business and results of operations.
Additionally, we may fail to prevent sellers from supplying stolen items. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen items. Our form of seller terms includes a representation that the seller has the necessary right and title to the secondhand items they may resell. Our terms of use prohibit the listing of stolen or otherwise illegal products. If these terms prove inadequate, we may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. Any costs incurred as a result of potential liability relating to the alleged or actual resale of stolen items could harm our business. In addition, negative publicity relating to the actual or perceived listing or resale of stolen items using our services could damage our reputation and make our buyers and sellers reluctant to use our services. To the extent any of this occurs, it could harm our business or damage our reputation and we could face liability for such unlawful activities. Despite measures taken by us to detect stolen items, to cooperate fully with law enforcement, and to respond to inquiries regarding potentially stolen items, any resulting claims or liabilities could harm our business.
Risks Relating to Information Technology, Intellectual Property, Data Security and Privacy
Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and results of operations.
In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our buyers, sellers and employees. We also maintain other information, such as our trade secrets and confidential business information and certain confidential information of third parties, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors have been in the past and could in the future be the subject of hacking, social engineering, phishing attacks or other attacks. Due to these or other causes, we or our vendors have in the past and may in the future suffer a data breach or other security incident. These incidents have allowed, and may in the future continue to allow, hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their use of our marketplace and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, results of operations and financial condition.
We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could harm our business, results of operations, financial condition and reputation.
In addition, the changes in our work environment as a result of the COVID-19 pandemic could impact the security of our systems, as well as our ability to protect against attacks and detect and respond to them quickly. Any rapid adoption by us of third-party services designed to enable the transition to a remote workforce also may introduce security risk that is not fully mitigated prior to the use of these services. We may also be subject to increased cyber-attacks, such as phishing attacks by threat actors using the attention placed on the COVID-19 pandemic as a method for targeting our personnel.
Our use and other processing of personal information and other data is subject to laws and regulations relating to privacy and data protection. Changes in such laws or regulations, or any actual or perceived failure by us to comply with such laws and regulations, our privacy policies and/or contractual obligations, could adversely affect our business, results of operations and financial condition.
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our buyers, sellers and employees. Numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. Such privacy requirements are constantly evolving, and we expect that there will continue to be new proposed privacy requirements in the United States and other jurisdictions, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act (the “CCPA”), took effect on January 1, 2020 and broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for data breaches. Additionally, on November 3, 2020, Proposition 24 was approved in California which creates a new privacy law, the California Privacy Rights Act (the “CPRA”). The CPRA creates additional obligations relating to personal information that will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance.
Future privacy requirements, or changes in the interpretation of existing privacy requirements, may require companies to implement privacy and security policies, provide certain types of notices, grant certain rights to individuals, inform individuals of security breaches, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. These privacy requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. We cannot yet fully determine the impact that such future privacy requirements may have on our business or operations. Additionally, we are subject to the terms of our privacy policies and notices and may be bound by contractual requirements applicable to our collection, use, processing and disclosure of personal information, and may be bound by or alleged to be subject to, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.
Any failure or perceived failure by us or any third parties with which we do business to comply with these privacy requirements, with our posted privacy policies or with other privacy-related obligations to which we or such third parties are or may become subject, may result in investigations or enforcement actions against us by governmental entities, private claims, public statements against us by consumer advocacy groups or others, and fines, penalties or other liabilities. For example, California consumers whose information has been subject to a security incident may bring civil suits under the CCPA, for statutory damages between $100 and $750 per consumer. Any such action would be expensive to defend, likely would damage our reputation and market position, could result in substantial liability and could adversely affect our business and results of operations.
Further, in view of new or modified privacy requirements, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices, and to expend significant resources to adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit the use and growth of our marketplace, particularly in certain foreign countries. Additionally, public scrutiny of or complaints about technology companies or their data practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
Interruptions or delays in the services provided by third-party data centers, Internet service providers or our payment processors could prevent existing and potential buyers and sellers from accessing our marketplace, and our business could suffer.
Our reputation and ability to attract and retain buyers and sellers depends in part on the reliable performance of our network infrastructure and content delivery process. We have experienced, and expect that in the future we may experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints which could affect the availability of services on our marketplace and prevent or inhibit the ability of buyers to access our marketplace or complete purchases on our marketplace through our website or mobile application.
We currently host our marketplace and support our operations using Amazon Web Services (“AWS”) data centers, a provider of cloud infrastructure services. Our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our marketplace, and our disaster recovery planning may not account for all eventualities. Further, a prolonged AWS service disruption affecting our marketplace could damage our reputation with current buyers and sellers, expose us to liability, make it difficult to attract and retain new and existing buyers and sellers, or otherwise harm our business. In particular, volume of traffic and activity on our marketplace spikes on certain days and during certain periods of the year, such as during a holiday promotion. Any interruption to the availability of our marketplace would be particularly problematic if it were to occur at such a high-volume time. In addition, we use multiple third-party payment processors to process payments made by buyers or to sellers on our marketplace. Any disruption or failure in the services we receive from our third-party payment processors could prevent us from being able to effectively operate our marketplace and likewise could harm our business, results of operations and financial condition.
If AWS or our third-party payment processors terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find alternative data centers, Internet service providers and third-party payment processors and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the services provided by such alternate providers may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. In particular, should we or AWS decide to terminate our contract for cloud infrastructure services for any reason, transitioning our cloud infrastructure to an alternative provider could potentially be disruptive, and we may incur significant costs for a short period of time. Any of these risks could cause us to lose our ability to accept online payments, make payments to sellers or conduct other payment transactions, any of which could make our marketplace less convenient and attractive and adversely affect our ability to attract and retain buyers and sellers, which could harm our business, results of operations and financial condition.
Activity on mobile devices by buyers and sellers depends upon effective use of mobile operating systems, networks and standards that we do not control.
Purchases using mobile devices by buyers and sellers generally, and by our buyers and sellers specifically, have increased significantly, and we expect this trend to continue. To optimize the mobile shopping experience, we are dependent on our buyers and sellers downloading our specific mobile applications for their particular device or accessing our sites from an Internet browser on their mobile device. As new mobile devices and platforms are released, it is difficult to predict the problems we may encounter in developing applications for these alternative devices and platforms, and we may need to devote significant resources to the creation, support and maintenance of such applications. In addition, our future growth and our results of operations could suffer if we experience difficulties in the future in integrating our mobile applications into mobile devices, if problems arise with our relationships with providers of mobile operating systems or mobile application download stores, such as those of Apple or Google, if our applications receive unfavorable treatment compared to competing applications, such as the order of our mobile application in the Apple App Store or Google Play, if we face increased costs to distribute or have buyers and sellers use our mobile applications or if our mobile application is no longer available with certain providers of mobile operating systems or mobile application download stores. We are further dependent on the interoperability of our sites with popular mobile operating systems that we do not control, such as iOS and Android, and any changes in such systems that degrade the functionality of our sites or give preferential treatment to competitors could adversely affect the usage of our sites on mobile devices. In the event that it is more difficult for our buyers and sellers to access and use our sites on mobile devices, or if our buyers and sellers choose not to access or to use our sites on their mobile devices or to use mobile products that do not offer access to our sites, this could harm our business, results of operations and financial condition.
We may be accused of infringing intellectual property or other proprietary rights of third parties.
We have been in the past and may be accused in the future of infringing intellectual property or other proprietary rights of third parties. We are also at risk of claims by others that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as the right of publicity. For example, although we require our employees to not use the proprietary information or know-how of others in their work for us, we may become subject to claims that these employees have divulged, or we have used, proprietary information of these employees’ former employers. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, which could adversely affect our business. In addition, if such claims are valid, we may lose valuable intellectual property rights or personnel, which could harm our business. Even if such claims were not valid, defending them could be expensive and distracting, adversely affecting our results of operations.
If we cannot successfully protect our intellectual property, our business could suffer.
We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on patent, copyright and trade secret laws to protect our proprietary technologies and processes, including the automated operations systems and machine learning technology we use throughout our business. Others may independently develop the same or similar technologies and processes or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Our principal trademark assets include the registered trademarks “THREDUP” and “Think Secondhand First” and our logos and taglines. Our trademarks are valuable assets that support our brand and buyers’ perception of our services and merchandise. We have registered trademarks in Australia, Canada, the European Union, Japan, South Korea, Mexico, the United Kingdom and the United States. We also hold the rights to the “thredup.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our results of operations would be adversely impacted. Further, to the extent we pursue additional patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain. We may be required to spend significant resources to monitor and protect our intellectual property rights, and the efforts we take to protect our proprietary rights may not be sufficient.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships, partnerships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our automation technologies or technologies related to our marketplace.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights, and we may or may not be able to detect infringement by third parties.

Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.
We use open source software in our marketplace, which could negatively affect our ability to operate our business and subject us to litigation or other actions.
We use open source software to facilitate the development and operation of our marketplace, including our website and mobile application, and may use more open source software in the future. From time to time, there have been claims challenging both the ownership of open source software against companies that incorporate open source software into their products and whether such incorporation is permissible under various open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to operate our marketplace. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or breach of open source licenses. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition, or require us to devote additional research and development resources to change our marketplace. In addition, if we were to combine our proprietary source code or software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our marketplace, or certain aspects of our marketplace, incur additional costs, or take other remedial actions.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures or will not subject us to liability.
We rely on software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our products.
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services, payment processing services, certain aspects of distribution center automation and customer relationship management services. We also use Google services for our business emails, file storage and communications. Our business would be disrupted if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses to software or services from other parties and redesign our business and marketplace to function with such software or services or develop these components ourselves, which would result in increased costs and could result in delays in the launch of new offerings on our marketplace until equivalent technology can be identified, licensed or developed, and integrated into our business and marketplace. Furthermore, we might be forced to limit the features available in our current or future products. These delays and feature limitations, if they occur, could harm our business, results of operations and financial condition.
Our success depends, in part, on the integrity and scalability of our systems and infrastructures as well as our ability to integrate with our partners. System interruption and the lack of integration, redundancy and scalability in these systems and infrastructures may harm our business, results of operations and financial condition.
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including our website and mobile app, information and related systems. Further, to maintain our strategic relationships with our partners, our systems and infrastructure must be seamlessly integrated and interoperable with our partners’ systems, including those of our RaaS partners, which may cause us to incur significant upfront and maintenance costs as some of our RaaS partnerships may involve development of a variety of technologies, data formats, applications, systems and infrastructure. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our website or mobile app, process and fulfill transactions, maintain coordination between our website and those of certain of our RaaS partners, respond to customer inquiries and generally maintain cost-efficient operations. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information systems and infrastructure. To effectively manage this growth, we expect to commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory and accounting standards. If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information systems and infrastructure, we could experience operational disruptions, customer disputes, significant deficiencies or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports or suffer other adverse consequences which could harm our results of operations. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our marketplace generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our marketplace. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our marketplace. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
In connection with the audits of our 2018, 2019 and 2020 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weakness related to the following control deficiencies:
•We did not design and maintain effective control over our accounting and proprietary data systems used in our financial reporting process. These systems lacked controls over user access, program change management, computer operation and data validation to ensure that IT program and data changes affecting financial accounting applications and underlying accounting records are identified, tested, authorized and implemented appropriately.
•We did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls and we did not maintain a sufficient complement of accounting personnel to ensure (i) the appropriate segregation of duties in the preparation and review of account reconciliations and journal entries and (ii) account reconciliations were prepared and reviewed at the appropriate level of precision on a consistent and timely basis.
The deficiencies described above, if not remediated, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.

To address our material weakness, we have added accounting, finance and information technology personnel and implemented new financial accounting processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting and proprietary systems, hiring additional qualified accounting, finance and information technology resources and further evolving our accounting and quarterly close processes. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.
If we fail to remediate our material weakness, identify future material weaknesses in our internal control over financial reporting or fail to meet the demands that have been placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, results of operations and financial condition could suffer.
Failure to comply with applicable laws or regulations, including those relating to the resale of secondhand items, or changes to such laws, rules or regulations may subject us to fines, penalties, registration and approval or other governmental enforcement action.
Our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the internet and e-commerce, such as geo-blocking and other geographically based restrictions, internet advertising and price display, consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, data security, network and information systems security, data protection, privacy and escheatment. As a result, regulatory authorities could prevent or temporarily suspend us from conducting some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our marketplace, limit marketing methods and capabilities, affect our growth, increase costs or subject us to additional liabilities. In addition, if we were to expand internationally, we would be subject to additional regulation.
For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and e-commerce. Regulations and laws specifically governing the internet and e-commerce may involve taxes, privacy, data protection and data security, consumer protection, the ability to collect and/or share necessary information that allows us to conduct business on the internet, marketing communications and advertising, content protection, electronic contracts or gift cards. Such regulations and laws may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and consumer-generated content, user privacy, data security, network and information systems security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of services. California’s Automatic Renewal Law, for example, requires companies to adhere to enhanced disclosure requirements when entering into automatically renewing contracts with buyers and sellers. As a result, a wave of consumer class action lawsuits was brought against companies that offer online products and services on a subscription or recurring basis. Furthermore, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.
The resale of secondhand items through our marketplace is subject to regulation, including by regulatory bodies such as the U.S. Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We receive our supply of secondhand items from numerous sellers located in all 50 U.S. states, and the items we receive from our sellers may contain materials such as fur, snakeskin and other exotic animal product components, that are subject to regulation. Our standard seller terms and conditions require sellers to comply with applicable laws when sending us their secondhand items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. In addition, while all of our vendor agreements contain a standard indemnification provision, certain vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations which may harm our business. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
Numerous U.S. states and municipalities, including the States of California and New York, have regulations regarding the handling of secondhand items and licensing requirements of secondhand dealers. Such government regulations could require us to change the way we conduct business, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. These regulations could result in increased costs or reduced revenue. We could also be subject to fines or other penalties that could harm our business.
Additionally, supplied secondhand items could be subject to recalls and other remedial actions and product safety, labeling and licensing concerns may require us to voluntarily remove selected secondhand items from our marketplace. Such recalls or voluntary removal of items can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have an adverse effect on our results of operations. Some of the secondhand items sold through our marketplace may expose us to product liability claims and litigation or regulatory action relating to personal injury, environmental or property damage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all.

Our failure to address risks associated with payment methods, credit card fraud and other consumer fraud, or our failure to control any such fraud, could damage our reputation and brand and could harm our business, results of operations and financial condition.
We have in the past incurred and may in the future incur losses from various types of fraudulent transactions, including the use of stolen credit card numbers, and claims that a buyer did not authorize a purchase. In addition, as part of the payment processing process, our buyers’ and sellers’ credit and debit card information is transmitted to our third-party payment processors, and we may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our buyers’ and sellers’ credit or debit card information if the security of our third-party credit card payment processors are breached.
Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we face the risk of significant losses from this type of fraud as our net sales increase.
We and our third-party credit card payment processors are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processors fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our buyers and sellers in addition to the consequences that could arise from such action or inaction violating or being alleged to violate applicable laws, regulations, contractual obligations or other obligations, including those regulating to privacy, data protection and data security as outlined above, including harm to our reputation and market position. Any of these could have an adverse impact on our business, results of operations, financial condition and prospects. Our failure to adequately prevent fraudulent transactions could damage our reputation and market position, result in claims, litigation or regulatory investigations and proceedings or lead to expenses that could harm our business, results of operations and financial condition.
We and our directors and executive officers may be subject to litigation for a variety of claims, which could harm our reputation and adversely affect our business, results of operations and financial condition.
In the ordinary course of business, we have in the past and may in the future be involved in and subject to litigation for a variety of claims or disputes and receive regulatory inquiries. These claims, lawsuits and proceedings could include labor and employment, wage and hour, commercial, antitrust, alleged securities law violations or other investor claims, claims that our employees have wrongfully disclosed or we have wrongfully used proprietary information of our employees’ former employers and other matters. The number and significance of these potential claims and disputes may increase as our business expands. Further, our general liability insurance may not cover all potential claims made against us or be sufficient to indemnify us for all liability that may be imposed. Any claim against us, regardless of its merit, could be costly, divert management’s attention and operational resources, and harm our reputation.
Our directors and executive officers may also be subject to litigation. The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, our amended and restated bylaws and indemnification agreements that we entered into with our directors and executive officers will provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law and may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. These insurance policies may not cover all potential claims made against our directors and executive officers, may not be available to us in the future at a reasonable rate and may not be adequate to indemnify us for all liability that may be imposed.
As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not harm our business, results of operations and financial condition.
We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and will become subject to similar anti-corruption and anti-bribery laws to the extent we expand our operations internationally. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and third-party business partners, representatives and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. If we further expand our business internationally beyond our minimal sales into Canada, our risks under these laws would increase.
In addition, in the future we may use third parties to operate our marketplace or otherwise conduct business on our behalf, abroad. We or such future third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third parties, and our employees, business partners, representatives, and agents, even if we do not explicitly authorize such activities. We cannot assure you that all our employees, business partners, representatives, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA or other applicable anti-corruption laws and anti-bribery laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, suspension or disbarment from U.S. government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers or our employees, disgorgement of profits, and other sanctions and remedial measures, and prohibitions on the conduct of our business, any of which could harm our reputation, business, results of operations, financial condition and prospects and the price of our Class A common stock.
Labor-related matters, including labor disputes, may adversely affect our operations.
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in merchandising operations and shipping, and increases in our labor costs, which could harm our business, results of operations and financial condition.
In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act, and disability claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the U.S. Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.
In January 2021, we filed an Illinois Worker Adjustment and Retraining Notification Act notice related to our plan to close our Illinois distribution center (DC03) and reduce our workforce. This plan to close DC03 could give rise to additional employment law-related claims and litigation, which could harm our business, results of operations and financial condition.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting and remediate a material weakness in our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly close process and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and remediate a material weakness in our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls or we may be unable to remediate the existing material weakness in our controls as discussed in “—Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.”

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Changes in existing financial accounting standards or practices may harm our results of operations.
GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
We could be required to pay or collect sales taxes in jurisdictions in which we do not currently do so, with respect to past or future sales. This could adversely affect our business and results of operations.
In 2018, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al. (“Wayfair”), that online sellers can be required to collect sales tax despite not having a physical presence in the state of the customer. In response to Wayfair, many state and local government taxing authorities have adopted, or begun to enforce, laws requiring us to calculate, collect and remit taxes on sales in their jurisdictions. While we collect and remit sales taxes in every state that requires sales taxes to be collected, including states where we do not have a physical presence, the adoption of new laws by, or a successful assertion by the taxing authorities of, one or more state or local governments requiring us to collect taxes where we presently do not do so, or to collect more taxes in a jurisdiction in which we currently do collect some taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state and local taxing authorities of sales tax collection obligations on out-of-state e-commerce businesses could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future sales, which could have an adverse impact on our business and results of operations.
Changes in tax laws or regulations in the various tax jurisdictions we are subject to or adverse application of existing tax laws could increase our costs and harm our business.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our business operations, and our business, results of operations and financial condition. Further, application of income and tax laws is subject to interpretation and existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Although we believe our tax methodologies are compliant, a taxing authority’s final determination in the event of a tax audit could materially differ from our past or current methods for determining and complying with our tax obligations, including the calculation of our tax provisions and accruals. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential buyers and sellers may elect not to use our marketplace in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our compliance, operating and other costs. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.
The amount of taxes we pay could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could harm our liquidity and results of operations. In addition, tax authorities could review our tax returns and impose additional tax, interest and penalties and could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Taxing authorities have become more aggressive in their interpretation and enforcement of such laws, rules and regulations over time, as governments are increasingly focused on ways to increase revenue, which has contributed to an increase in audit activity and stricter enforcement by taxing authorities. As such, additional taxes or other assessments may be in excess of our current tax reserves or may require us to modify our business practices to reduce our exposure to additional taxes going forward, any of which may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial net operating losses (“NOLs”) during our history. Subject to the limitations described below, unused NOLs generally may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by the Company. To date, we have not undertaken an analysis of whether we have experienced a change of control that would limit our ability to use our NOLs. As a result of these rules, in the event that it is determined that we have experienced an ownership change in the past, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any. In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of post 2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year for taxable years beginning after December 31, 2020, where taxable income is determined without regard to the net operating loss deduction itself, and such NOLs may be carried forward indefinitely. Further, NOLs arising in taxable years beginning after December 31, 2020 cannot be carried back. Our NOLs may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we attain profitability.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following the completion of the IPO. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•the last day of the fiscal year ending after the fifth anniversary of the IPO.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Risks Relating to Our Indebtedness and Liquidity
We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.
Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, cash flow from operations, and amounts available under our loan and security agreement with Western Alliance Bank will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our loan and security agreement restricts our ability to incur additional indebtedness, requires us to maintain certain financial covenants and restricts our ability to pay dividends. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
•develop our marketplace services;
•expand our categories of secondhand items;
•enhance our operating infrastructure; and
•expand the markets in which we operate and potentially acquire complementary businesses and technologies.
Our loan and security agreement provides our lender with a first-priority lien against substantially all of our assets and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
We are party to an amended and restated loan and security agreement with Western Alliance Bank, which contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, materially change our business, convey, sell, lease, transfer or dispose of the business or our property, except under certain circumstances, merge or consolidate with other companies or acquire other companies, create or incur liens, pay any dividends on our Class A common stock, make certain investments and engage in certain other activities. We are also required to maintain financial covenants, including minimum cash and liquidity requirements, a debt service requirement and quarterly minimum net revenue and revenue growth thresholds. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions.
As of December 31, 2019, we were not in compliance with our debt covenants regarding (i) limitations on capital expenditures, (ii) limitations on the maximum principal amount in our existing depository accounts without a control agreement, (iii) the requirement to transfer certain accounts to Western Alliance Bank and (iv) the delivery of financial information in a timely manner. As part of an amendment to the loan and security agreement in May 2020, the existing covenant defaults were waived and the covenants were revised to increase minimum cash and liquidity requirements, extend the timing of debt service requirements and add specific net revenue targets and revenue growth requirements. As part of a further amendment to the loan and security agreement in December 2020, the covenants were revised to amend the minimum cash and liquidity requirements, further extend the timing of debt service requirements, amend the specific net revenue targets and revenue growth requirements, and add a capital raising milestone requiring us to raise at least $50.0 million in equity or convertible debt by March 31, 2022, which was satisfied by the IPO. While we were in compliance with the revised covenants as of March 31, 2021, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
Risks Relating to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance. You may lose all or part of your investment.
Prior to our IPO, there was no public market for shares of our Class A common stock. The market prices of the securities of other newly public companies have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets and/or publicly-listed technology and retail companies;
•actual or anticipated fluctuations in our revenue or other operating metrics;
•our actual or anticipated operating performance and the operating performance of our competitors;
•changes in the financial projections we provide to the public or our failure to meet those projections;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet the estimates or the expectations of investors;
•the economy as a whole and market conditions in our industry;

•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant innovations, new services, features or capabilities, acquisitions, strategic partnerships or investments, joint ventures or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business, including those related to data privacy and cyber security;
•actual or perceived data privacy and cybersecurity incidents impacting us or others in our industry;
•lawsuits threatened or filed against us;
•any major change in our board of directors, management or key personnel;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics (including the COVID-19 pandemic), elections or responses to these events;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of our executive officers, directors and their affiliates;
•the expiration of contractual lock-up or market standoff agreements; and
•sales of additional shares of our Class A common stock by us or our stockholders.
In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Often, stock prices of many companies have fluctuated in ways unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.
Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our Class A common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.
The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to our IPO, including our directors, executive officers and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of March 31, 2021, the holders of shares of our Class B common stock collectively owned shares representing approximately 98.3% of the voting power of our outstanding capital stock and our directors, executive officers and their affiliates beneficially owned in the aggregate 62.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning purposes. In addition, if our co-founder and Chief Executive Officer James Reinhart is terminated or resigns from his position as our Chief Executive Officer, then his shares of Class B common stock will automatically convert into shares of Class A common stock. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. As a result, it is possible that one or more of the persons or entities holding our Class B common stock could gain significant voting control as other holders of Class B common stock sell or otherwise convert their shares into Class A common stock.
We cannot predict the effect our dual-class structure may have on the market price of our Class A common stock.
We cannot predict whether our dual-class structure will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the Company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could be adversely affected.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts provide coverage of us, or if industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business or our market, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
Sales of substantial amounts of our Class A common stock in the public markets, such as when our lock-up restrictions are released, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of March 31, 2021 we had outstanding a total of 13,800,000 shares of Class A common stock and 80,343,694 shares of Class B common stock.
Substantially all of our securities outstanding prior to the IPO are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will generally become available to be sold 180 days after the date of the Prospectus, such 180-day period is referred to as the restricted period. Beginning the day after we released our earnings for the first quarter of 2021, our current and former employees, consultants and contractors (but excluding executive officers, key employees and directors) may sell a number of shares not in excess of 20% of their outstanding vested shares and shares subject to vested stock options, each held by such holder or held by trusts solely for the director or indirect benefit of such holder or of an immediate family member of such holder. Further, at least two of Goldman Sachs & Co. LLC, Morgan Stanley & Co, LLC and Barclays Capital Inc. may, in their discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the lock-up agreements. In addition, if (i) we have publicly released our earnings results for the quarterly period during which the IPO occurred, (ii) at least 120 days have elapsed since the date of the Prospectus and (iii) the restricted period is scheduled to end during a broadly applicable period during which trading in the Company’s securities would not be permitted under the Company’s insider trading policy, or a blackout period, or within five trading days prior to a blackout period, then the restricted period shall end ten trading days prior to the commencement of the blackout period, provided that in the event that ten trading days prior to the commencement of the blackout period is earlier than 120 days after the date of the Prospectus, the restricted period shall end on the 120th day after the date of the Prospectus, but only if such 120th day is at least five trading days prior to the commencement of the blackout period. We will announce the date of the any blackout-related early release at least two trading days in advance of any such early release. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, the perception that such sales may occur or early release of these agreements could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. Shares held by directors, executive officers and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.
In addition, as of March 31, 2021, we had 22,067,610 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
As of March 31, 2021, the holders of up to 80,343,694 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, contractors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
We do not intend to pay dividends on our Class A common stock in the foreseeable future and, consequently, the ability of Class A common stockholders to achieve a return on investment will depend on appreciation in the price of our Class A common stock.
We have never declared or paid any cash dividends on our capital stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Further, our ability to pay dividends on our capital stock is subject to restrictions under the terms of our loan and security agreement with Western Alliance Bank. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors and limit the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws could depress the trading price of our Class A common stock by acting to discourage, delay or prevent a change of control or changes in our management that the stockholders of our company may deem advantageous. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
•provide that our board of directors is classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the Chairperson of our board of directors, our Chief Executive Officer, President or a majority of our board of directors is authorized to call a special meeting of stockholders;
•provide for a dual-class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to approve, alter or repeal our bylaws; and
•advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
Moreover, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
Our amended and restated bylaws designate specific state or federal courts located as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;
•any action asserting a claim arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or
•any action asserting a claim that is governed by the internal affairs doctrine (the “Delaware Forum Provision”).
The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
The Delaware Forum Provision and the Federal Forum Provision in our amended and restated bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
General Risks
We depend on our executive officers and other key technical, operational and sales employees and contractors, and the loss of one or more of these employees or contractors or an inability to attract and retain other highly skilled employees or contractors could harm our business.
Our success depends largely upon the continued services of our executive officers and other key technical, operational and sales employees and contractors. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our founder and Chief Executive Officer, or other executive officers or key technical, operational and sales employees and contractors could harm our business.
Volatility or lack of appreciation in the stock price of our Class A common stock may also affect our ability to attract and retain our executive officers and key technical, operational and sales employees and contractors. Many of our senior personnel and other key technical, operational and sales employees and contractors have become, or will soon become, vested in a substantial amount of stock or stock options. Employees and contractors may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock. If we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, craftsmanship, teamwork, curiosity and diversity that we believe we need to support our continued growth.
In addition, due to the financial risks presented by the COVID-19 pandemic, we implemented a variety of cost cutting initiatives and may need to implement additional cost cutting initiatives that may adversely affect our executive team, employees, contractors and business. For example, in April 2020, we reduced salaries by 20% for the vast majority of corporate employees, whose full salaries were restored in January 2021, and in June 2020, we laid off the staff at our three retail stores and permanently closed our retail stores during 2020. These measures may cause or result in disruption of our business, challenges in hiring critical employees and contractors and retaining key technical, operational and sales employees and contractors. Further, as some of our contractors are information technology specialists in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our contractors and our business.
Use of social media, emails and text messages may adversely impact our reputation or subject us to fines or other penalties.
We use social media, emails, push notifications and, in the future, will use text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, buyers or others. Information concerning us, our buyers, our sellers and the brands available on our marketplace, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation or business. Any such harm may be immediate without affording us an opportunity for redress or correction and could have an adverse effect on our reputation, business, results of operations, financial condition and prospects.

Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the listing standards of Nasdaq and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. For example, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
We also expect that being a public company and being subject to these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information required of a public company in filings, our business and financial condition are more visible, which may result in an increased risk of threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business, results of operations and financial condition could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On March 30, 2021, a warrant to purchase up to an aggregate of 26,764 was net exercised for 24,837 shares of our Class B common stock.
Additionally, the following sets forth information regarding all unregistered securities granted and sold during the first quarter of 2021:
•From January 1, 2021 through March 26, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, employees, consultants and other service providers options to purchase an aggregate of 923,291 shares of our Class B common stock with a per share exercise price of $6.54 under our Second Amended and Restated 2010 Stock Plan (“2010 Plan”).
•From January 1, 2021 through March 26, 2021 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants and other service providers an aggregate of 1,458,159 shares of our Class B common stock at per share purchase prices of ranging from $0.32 to $6.54 pursuant to exercises of options granted under our 2010 Plan.
We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated thereunder or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about ThredUp Inc.
Use of Proceeds
On March 30, 2021, we closed our IPO, in which we sold 13,800,000 shares of our Class A common stock at an offering price of $14.00 per share, including 1,800,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million. All of the shares offered, issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253834), which was declared effective by the SEC on March 25, 2021. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered. Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and Barclays Capital Inc. acted as managing underwriters for the offering.
There has been no material change in the planned use of proceeds from the IPO as disclosed in the Prospectus. As disclosed in the Prospectus, pending the use of proceeds from the IPO, we plan to invest the net proceeds in short-term and intermediate-term interest-bearing obligations, investment-grade investments, certificates of deposit or direct or guaranteed obligations of the U.S. government.

Item 6.    EXHIBITS.

Exhibit Number	Exhibit Title	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-253834	3.2	3/3/2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-253834	3.4	3/3/2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-253834	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-253834	4.2	3/3/2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-253834	10.1	3/3/2021
10.2#	2021 Stock Option and Incentive Plan and forms of agreements thereunder.	S-1/A	333-253834	10.3	3/17/2021
10.3#	2021 Employee Stock Purchase Plan.	S-1/A	333-253834	10.4	3/17/2021
10.4#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-253834	10.5	3/3/2021
10.5#	Executive Severance Plan.	S-1	333-253834	10.6	3/3/2021
10.6#	Non-Employee Director Compensation Policy.	S-1	333-253834	10.7	3/3/2021
10.7#	Terms and Conditions of the Registrant’s Fiscal Year 2021 Incentive Compensation Targets.	S-1	333-253834	10.8	3/3/2021
10.8#	Board Member Agreement between the Registrant and Marcie Vu, dated February 11, 2021.	S-1	333-253834	10.12	3/3/2021
10.9†	Amended and Restated Loan and Security Agreement, dated February 3, 2021, by and between the Registrant and Western Alliance Bank.	S-1/A	333-253834	10.14	3/17/2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
________________
#     Indicates management contract or compensatory plan, contract or agreement.
†    Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

Date:	May 12, 2021	By:	/s/ James Reinhart
James Reinhart
Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2021	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)