Form 10-Q
period 2021-06-30
ThredUp Inc.
filed 2021-08-11
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The registrant had 21,550,421 shares of Class A common stock, $0.0001 par value per share, and 73,261,642 shares of Class B common stock, $0.0001 par value per share, outstanding as of July 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our ability to continue to generate revenue from new RaaS offerings that are our future sources of revenue;
•trends in our key financial and operating metrics;
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis;
•our ability to comply with laws and regulations;
•the effect of uncertainties related to the global COVID-19 pandemic and recovery therefrom on U.S. and global economies, our business, results of operations, financial condition, demand for secondhand items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting;
•our expectations regarding the timing, consideration, terms and benefits of the proposed acquisition of Remix Global AD, as well as the expected impact of the Proposed Acquisition on our total revenue, gross margin and Adjusted EBITDA; and
•the increased expenses associated with being a public company.
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
ii

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

PART I. FINANCIAL INFORMATION.
Item 1.    Financial Statements (Unaudited)
ThredUp Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$173,058	$64,485
Marketable securities	57,382	—
Accounts receivable, net	1,545	1,823
Inventory, net	4,362	3,519
Other current assets	6,425	5,332
Total current assets	242,772	75,159
Operating lease right-of-use assets	21,272	23,656
Property and equipment, net	45,490	41,131
Other assets	2,837	2,965
Total assets	$312,371	$142,911
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$11,359	$9,386
Accrued and other current liabilities	39,515	32,541
Seller payable	16,709	13,724
Operating lease liabilities, current	2,845	3,643
Current portion of long-term debt	7,746	3,270
Total current liabilities	78,174	62,564
Operating lease liabilities, non-current	20,029	21,574
Long-term debt	31,393	31,190
Other non-current liabilities	1,937	2,719
Total liabilities	131,533	118,047
Commitments and contingencies (Note 10)
Convertible preferred stock: $0.0001 par value; 100,000,000 and 68,139,958 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 and 65,970,938 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	247,041
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000,000 and 110,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 94,780,166 and 12,889,760 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	9	1
Additional paid-in capital	463,582	29,989
Accumulated other comprehensive loss	(36)	—
Accumulated deficit	(282,717)	(252,167)
Total stockholders’ equity (deficit)	180,838	(222,177)
Total liabilities, convertible preferred stock and stockholders’ equity	$312,371	$142,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2021	2020	2021	2020
Revenue:
Consignment	$48,597	$34,914	$93,285	$70,228
Product	11,362	12,421	22,354	25,422
Total revenue	59,959	47,335	115,639	95,650
Cost of revenue:
Consignment	10,687	8,297	21,519	17,113
Product	5,140	6,027	10,270	12,900
Total cost of revenue	15,827	14,324	31,789	30,013
Gross profit	44,132	33,011	83,850	65,637
Operating expenses:
Operations, product and technology	31,062	22,149	59,374	47,624
Marketing	15,957	10,898	31,403	23,899
Sales, general and administrative	10,999	6,438	21,637	13,871
Total operating expenses	58,018	39,485	112,414	85,394
Operating loss	(13,886)	(6,474)	(28,564)	(19,757)
Interest and other (expense) income, net	(480)	(183)	(1,946)	(115)
Loss before provision for income taxes	(14,366)	(6,657)	(30,510)	(19,872)
Provision for income taxes	13	—	40	—
Net loss	$(14,379)	$(6,657)	$(30,550)	$(19,872)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.61)	$(0.54)	$(1.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	94,434,768	10,852,462	56,777,147	10,807,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	65,970,938	$247,041	12,889,760	$1	$29,989	$—	$(252,167)	$(222,177)
Exercise of stock options	—	—	1,458,159	—	1,875	—	—	1,875
Stock-based compensation	—	—	—	—	3,498	—	—	3,498
Conversion of preferred stock warrants to Class B common stock warrants	—	—	—	—	1,827	—	—	1,827
Preferred stock conversion to Class B common stock	(65,970,938)	(247,041)	65,970,938	7	247,034	—	—	247,041
Sale of Class A common stock upon initial public offering, net of issuance costs	—	—	13,800,000	1	175,533	—	—	175,534
Cashless exercise of common stock warrant	—	—	24,837	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(16,171)	(16,171)
Balances as of March 31, 2021	—	—	94,143,694	9	459,756	—	(268,338)	191,427
Exercise of stock options	—	—	525,670	—	959	—	—	959
Stock-based compensation	—	—	—	—	2,896	—	—	2,896
Cashless exercise of common stock warrant	—	—	103,806	—	—	—	—	—
Issuance of common stock to settle restricted stock units	—	—	8,170	—	—	—	—	—
Withholding taxes for the net share settlement of restricted stock units	—	—	(1,174)	—	(29)	—	—	(29)
Other comprehensive loss	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(14,379)	(14,379)
Balances as of June 30, 2021	—	$—	94,780,166	$9	$463,582	$(36)	$(282,717)	$180,838
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	65,928,261	$246,905	10,647,380	$1	$20,483	$(203,725)	$(183,241)
ASC 842 adoption (eff. January 1, 2020)	—	—	—	—	—	(565)	(565)
Exercise of stock options	—	—	118,685	—	10	—	10
Stock-based compensation	—	—	—	—	1,442	—	1,442
Net loss	—	—	—	—	—	(13,215)	(13,215)
Balances as of March 31, 2020	65,928,261	$246,905	10,766,065	1	21,935	(217,505)	(195,569)
Exercise of stock options	—	—	193,030	—	232	—	232
Stock-based compensation	—	—	—	—	1,966	—	1,966
Net loss	—	—	—	—	—	(6,657)	(6,657)
Balances as of June 30, 2020	65,928,261	$246,905	10,959,095	$1	$24,133	$(224,162)	$(200,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(30,550)	$(19,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,899	2,443
Stock-based compensation expense	6,394	3,408
Reduction in the carrying amount of right-of-use assets	2,384	1,865
Changes in fair value of convertible preferred stock warrants and others	1,179	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	278	(126)
Inventory, net	(843)	565
Other current and non-current assets	(3,364)	136
Accounts payable	2,716	6,361
Accrued and other current liabilities	8,171	1,912
Seller payable	2,985	3,068
Operating lease liabilities	(2,343)	(1,979)
Other non-current liabilities	4	759
Net cash used in operating activities	(9,090)	(1,467)
Cash flows from investing activities
Purchases of marketable securities	(57,418)	—
Purchase of property and equipment	(8,999)	(10,695)
Net cash used in investing activities	(66,417)	(10,695)
Cash flows from financing activities
Proceeds from debt issuance, net of issuance costs	4,625	8,427
Repayment of debt	—	(1,190)
Proceeds from issuance of Class A common stock upon initial public offering, net of underwriting discounts and commissions	180,284	—
Proceeds from exercise of common stock options and withholding taxes for the net share settlement of restricted stock units	2,805	242
Payment of costs for the initial public offering	(3,633)	(81)
Net cash provided by financing activities	184,081	7,398
Net increase (decrease) in cash, cash equivalents and restricted cash	108,574	(4,764)
Cash, cash equivalents and restricted cash
Beginning of period	67,539	87,853
End of period	$176,113	$83,089
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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment, allowance for sales returns, allowance for bad debts, breakage on loyalty points and rewards, valuation of inventory, warrants, stock-based compensation, valuation of right-of-use assets and income taxes. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2021, and the results of operations and cash flows for the interim periods presented.

The Company has not included the Statements of Other Comprehensive Income (Loss) for the three and six months ended June 30, 2021 as the components of other comprehensive income (loss) for these periods have been immaterial.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

The accompanying condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2020 included in the final prospectus for the IPO dated March 25, 2021.
Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company deposits cash at major financial institutions, and at times, such cash may exceed federally insured limits. The credit risk is believed to be minimal due to the financial position of the depository institutions in which those deposits are held. The Company has never experienced any losses on deposits since inception. The Company’s investment policy restricts cash investments to highly liquid, short to intermediate-term, high grade fixed income securities, and as a result, the Company believes its cash equivalents and marketable securities represent minimal credit risk.
Revenue Recognition
Revenue from Loyalty Reward Redemption or Expiration
Revenue recognized from loyalty reward redemption or expiration was $3.4 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $6.7 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$173,058	$64,485
Restricted cash, current and non-current	3,055	3,054
Total cash, cash equivalents and restricted cash	$176,113	$67,539
Restricted cash, non-current of $2.4 million and $2.7 million is included in the other assets in the condensed consolidated balance sheets statements as of June 30, 2021 and December 31, 2020, respectively.
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Marketable Securities
The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes the transaction on the trade-date. The Company’s marketable securities are classified as available-for-sale in current assets because they represent investments of cash available for current operations. Marketable securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive gain (loss) until realized. The marketable securities are reviewed periodically to identify possible other-than-temporary impairments. Realized gains or losses and other-than-temporary impairments, if any, on available-for sale securities are reported in other income, net as incurred.
Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of June 30, 2021 and December 31, 2020, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
Assets and liabilities recorded at fair value on a recurring basis on the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1—Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2—Inputs (other than quoted prices in active markets included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
3.Financial Instruments and Fair Value Measurements
The following table provides the financial instruments measured at fair value (in thousands):

	June 30, 2021
	Amortized Costs			Aggregate Fair Value
	Level 1	Level 2	Level 3	Total
Assets
Money market fund	$71,866	$—	$—	$71,866
U.S. treasury securities	3,065	—	—	3,065
Commercial paper	—	20,398	—	20,398
Corporate debt securities	49,234	—	—	49,197
U.S. government agency bonds	5,443	—	—	5,444
Total financial assets	$129,608	$20,398	$—	$149,970
Classified as:
Cash and cash equivalents				$92,588
Marketable securities				57,382
				$149,970
For the three and six months ended June 30, 2021, unrealized gains and losses on available-for-sale debt securities were immaterial.
For all of the marketable securities, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data.
As of December 31, 2020, the Company held $43.5 million of money market funds and $0.8 million of convertible preferred stock warrant liability. The money market funds were included within cash equivalents and were valued using Level 1 inputs. The convertible preferred stock warrant liability was included in other non-current liabilities and was valued using Level 3 inputs.
There were no transfers between levels during the periods presented. For the three and six months ended June 30, 2021, the Company recognized no material realized gains or losses on marketable securities. As of June 30, 2021, out of the $57.4 million carrying amount of market securities, $12.4 million had a contractual maturity date of less than one year and $45.0 million had a contractual maturity date between one to two years.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
4.Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	June 30,	December 31,
	2021	2020
Property and equipment	$63,003	$55,221
Less: accumulated depreciation and amortization	(17,513)	(14,090)
Property and equipment, net	$45,490	$41,131
Depreciation and amortization expense of property and equipment was $1.9 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $3.9 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively.
5.Other Balance Sheet Details
Accrued and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Gift card and site credit liabilities	$10,781	$9,362
Deferred revenue	5,382	5,094
Allowance for returns	4,725	3,389
Accrued taxes	4,138	4,594
Accrued compensation	5,197	3,443
Accrued vendor liabilities	4,460	3,407
Accrued other	4,832	3,252
	$39,515	$32,541

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
6.Lease Agreements
The Company’s operating lease expense was $1.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $3.9 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.
Maturities of operating lease liabilities were as follows as of June 30, 2021 (in thousands):

Amount
Remainder of 2021	$2,035
2022	4,519
2023	4,508
2024	4,156
2025	2,760
Thereafter	12,292
Total lease payments	30,270
Less: imputed interest	7,396
Total lease liabilities	22,874
Less: current lease liabilities	2,845
Total non-current lease liabilities	$20,029

7.Long-term Debt and Convertible Preferred Stock Warrants
The Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank (“Bank”) for an aggregate amount up to $40.0 million to refinance its Loan and Security Agreement with Silicon Valley Bank (“SVB”) in February 2019. The Term Loan was amended three times before December 31, 2020.
In February 2021, the Company amended and restated the loan and security agreement with the Bank to reflect all waivers and amendments to date. Subsequently, the Company borrowed an additional $5.0 million for an aggregate principal amount of $40.0 million. In connection with the additional $5.0 million draw, the Company issued additional warrant shares for Series E-1 preferred stock in the amount of 15,979 or (i) two percent of the additional advance amount drawn under the Term A Loans, divided by (ii) the applicable exercise price at the time the warrant is exercised.
On May 14, 2021, the Company entered into the First Amendment to the Amended and Restated Loan and Security Agreement (the “First Amendment”) with the Bank. The First Amendment amended the Amended and Restated Loan and Security Agreement dated February 3, 2021, with the most notable change being a decrease in interest rate. In accordance with the First Amendment, the interest rate on the Term Loan is equal to 4.00% plus the prime rate published in The Wall Street Journal.
As of June 30, 2021, the nominal interest rate was 5.50% and the effective interest rate was 6.65%. The Company is in compliance with the covenants as of June 30, 2021.

The maturities of the loan agreement as of June 30, 2021 are as follows (in thousands):

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Amount
Remainder of 2021	$4,000
2022	8,000
2023	8,000
2024	20,000
Thereafter	—
Total future principal	40,000
Less: unamortized debt discount	861
Less: current portion of long-term debt	7,746
Non-current portion of long-term debt	$31,393
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
Immediately prior to the completion of IPO in March 2021, all 164,973 shares of the convertible preferred stock warrant were remeasured to fair value and converted to equivalent number of Class B common stock warrants. The Company reclassified the convertible preferred stock warrant liability to additional paid-in capital upon the conversion. Refer to Note 8, Common Stock and Common Stock Warrants for more details on common stock warrants.
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
During the six months ended June 30, 2021, the Company issued 128,643 shares of Class B common stock through cashless net exercises of the entire 164,973 shares underlying Class B common stock warrants. No Class B common stock warrants were outstanding as of June 30, 2021.
The table below summarizes the Class A common stock and Class B common stock issued and outstanding as of June 30, 2021.

	As of June 30, 2021
	Authorized	Issued and Outstanding
Common stock Class A	1,000,000,000	18,455,346
Common stock Class B	120,000,000	76,324,820
Total common stock	1,120,000,000	94,780,166
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
As of June 30, 2021, no stock options were granted under the 2021 Plan. As of June 30, 2021, 229,635 restricted stock units were granted under the 2021 Plan.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by the stockholders in March 2021. The ESPP became effective on March 24, 2021. The first offering period began on March 25, 2021, and there was $0.2 million in stock-based compensation related to the ESPP for the six months ended June 30, 2021.
IPO Options Under the 2010 Plan
In August 2020, the Company’s board of directors approved stock options for 3,588,535 common shares to be granted to certain officers and employees with an exercise price of $2.05 per share. 50% of the options granted vest over a four-year period commencing on the effective date of the IPO. The remaining 50% of the options granted vest over a four-year period commencing on the one-year anniversary of the IPO. As these stock options vest upon the satisfaction of both a time-based condition and a performance condition, the fair value of these stock options of $6.7 million, in aggregate, will be recognized as compensation expense over the requisite service period using the accelerated attribution method. In the three and six months ended in June 30, 2021, $0.6 million and $2.3 million, respectively, was recognized as compensation expense from such stock options subject to these performance conditions.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock-based Compensation
Total stock-based compensation expense by department is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operations, product and technology	$984	$871	$2,334	$1,585
Marketing	289	282	726	456
Sales, general and administrative	1,623	813	3,334	1,367
Total stock-based compensation expense	$2,896	$1,966	$6,394	$3,408
As of June 30, 2021, there was approximately $19.7 million of total unrecognized stock-based compensation expense related to unvested options granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 1.44 years. As of June 30, 2021, there was approximately $0.3 million of total unrecognized compensation expense related to unvested awards under the ESPP that is expected to be recognized over a weighted average period of 0.4 years.
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
11.Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and six months ended June 30, 2021 and 2020 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2021 and 2020 respectively. Since the Company is in a full valuation allowance position, due to losses incurred since inception, the provision for taxes consist solely of state minimum taxes. The Company has no uncertain tax positions or any unrecognized tax benefits.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
12.Net Loss Per Share Attributable to Common Stockholders
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	As of June 30,
	2021	2020
Outstanding stock options	21,599,720	19,895,584
Restricted stock units	218,151	—
Employee stock plan purchases	101,305	—
Convertible preferred stock	—	65,928,261
Outstanding convertible preferred stock warrants	—	181,351
Total	21,919,176	86,005,196

13.    Subsequent Events
Follow-on Public Offering
On August 2, 2021, the Company issued and sold an aggregate of 2,000,000 shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were approximately $45.3 million, after deducting offering costs of $1.0 million and underwriting discounts and commissions of $2.2 million.
Proposed Acquisition of Remix Global AD
On July 24, 2021, the Company entered into Share Purchase Agreements (collectively, the “Share Purchase Agreement”), with the shareholders of Remix Global AD (“Remix”), a fashion resale company headquartered in Sofia, Bulgaria, to purchase 100% of the outstanding equity interests of Remix and its subsidiary (the “Proposed Acquisition”). The Company expects the consideration for the Proposed Acquisition to be approximately $28.5 million (including the repayment of approximately $11.8 million in outstanding debt of Remix), subject to customary purchase price adjustments, of which $3.5 million is to be paid in the form of 130,597 shares of newly-issued Class A common stock to be issued 18 months following the closing of the Proposed Acquisition. In addition, upon closing, the Company will grant certain members of the Remix management team restricted stock units that will vest over a four-year period with an aggregate grant date fair value equal to $6.5 million.

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

Overview
thredUP is one of the world’s largest online resale platforms for women’s and kids’ apparel, shoes and accessories. Our custom-built operating platform is powering the rapidly emerging resale economy, the fastest growing sector in retail. thredUP’s platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. Since our founding in 2009, we have processed over 125 million unique secondhand items from 35,000 brands across 100 categories, saving our buyers an estimated $3.3 billion off estimated retail price. We estimate that we have positively impacted the environment by saving 1.0 billion pounds of CO2 emissions, 2.0 billion kWh of energy and 4.4 billion gallons of water simply by empowering consumers to buy and sell secondhand.
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
Follow-on Public Offering
On August 2, 2021, we issued and sold an aggregate of 2,000,000 shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were approximately $45.3 million, after deducting offering costs of $1.0 million and underwriting discounts and commissions of $2.2 million.
Proposed Acquisition of Remix Global AD
On July 24, 2021, we entered into Share Purchase Agreements (collectively, the “Share Purchase Agreement”), with the shareholders of Remix Global AD (“Remix”), a fashion resale company headquartered in

Sofia, Bulgaria, to purchase 100% of the outstanding equity interests of Remix and its subsidiary (the “Proposed Acquisition”). We expect the consideration for the Proposed Acquisition to be approximately $28.5 million (including the repayment of approximately $11.8 million in outstanding debt of Remix), subject to customary purchase price adjustments, of which $3.5 million is to be paid in the form of 130,597 shares of newly-issued Class A common stock to be issued 18 months following the closing of the Proposed Acquisition. In addition, upon closing, we will grant certain members of the Remix management team restricted stock units that will vest over a four-year period with an aggregate grant date fair value equal to $6.5 million.
We expect to fund the Proposed Acquisition with cash on hand. The acquisition is expected to close during the fourth quarter of 2021 and is subject to customary closing conditions and other deal specific closing conditions. We cannot assure you that the acquisition will occur on or before the expected time or at all.

COVID-19 Impact
In December 2019, a novel strain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has adversely impacted businesses worldwide and has impacted aspects of our business and operations.

In March 2020, we shifted all of our corporate employees and contract engineers to a remote work model and implemented additional measures to better enable remote work. As of June 30, 2021 our remote work model remains in place.
Financial Impact
In the six months ended June 30, 2021, we saw increased demand, which we believe was partly related to COVID-19 recovery and re-opening efforts such as the vaccine roll out, easing of social distancing restrictions and federal stimulus legislation. We also saw increased operating expenses due to increased processing to support the demand experienced to date and in anticipation of accelerating demand. The growth in net loss is primarily related to the growth in operating expenses.
Impact on Processing at our Distribution Centers
During the three months ended June 30, 2021, the number of unprocessed Clean Out Kits increased, when compared to the prior quarter, as we lifted restrictions on the ability of sellers to order Clean Out Kits at the end of February 2021, resulting in more Clean Out Kits being received.
We still face challenges in retaining employees and have implemented compensation and benefits programs to enhance retention, which has contributed to higher costs in our Operations, Product and Technology line.
We have been monitoring and continue to monitor the impact of COVID-19 on our business and operations. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business, results of operations and financial condition, including our revenue and cash flows, for at least the remainder of 2021. For instance, a slowdown or further uncertainty in the U.S. economy, as well as a decrease in government stimulus packages, may result in additional changes in buyer and seller behavior, which could cause either a potential reduction in discretionary spending on our marketplace or increased activity on our marketplace as customers look for high-value, lower-priced alternatives. In particular, following the stimulus package in March 2021, we experienced a brief increase in Orders followed by a return to expected Orders activity. Additionally, future developments, such as new information which may emerge concerning COVID-19, the new COVID-19 delta variant, and the actions to contain the coronavirus or treat its impact, could have an adverse impact to our business. Due to the unknown duration and unprecedented impact of the COVID-19 pandemic and the range of national, state and local responses thereto, the related financial impact on our business could change and cannot be accurately predicted at this time. See the section titled “Risk Factors—Risks Relating to our Business and Industry—The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.”

Overview of Second Quarter Results
Revenue: Total revenue was a record at $60.0 million, an increase of 27% year-over-year.
Gross Profit and Margin: Gross profit totaled $44.1 million representing growth of 34% year-over-year. Gross margin expanded by 400 basis points to 74% from 70% in the comparable quarter last year.
Net Loss: GAAP net loss was $14.4 million for the second quarter 2021, compared to a GAAP net loss of $6.7 million for the second quarter 2020.
Adjusted EBITDA: Adjusted EBITDA loss was $9.0 million, a negative 15% of revenue, compared to Adjusted EBITDA loss of $3.3 million for the second quarter 2020, a negative 7% of second quarter 2020 revenue.
Active Buyers and Orders: Total second quarter Active Buyers of 1.34 million and Orders of 1.22 million grew 8% and 22%, respectively, over the comparable quarter last year.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Active Buyers (as of period end)	1,341	1,240	1,341	1,240
Orders	1,218	998	2,346	1,954
Net loss	$(14,379)	$(6,657)	$(30,550)	$(19,872)
Adjusted EBITDA(1)	$(9,036)	$(3,270)	$(18,155)	$(13,697)
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
Orders
Orders means the total number of orders placed by buyers across our marketplace, including through our RaaS clients, in a given period, net of cancellations. We expect Orders to increase over time.
Adjusted EBITDA
Adjusted EBITDA means net loss adjusted to exclude, where applicable in a given period, depreciation and amortization, stock-based compensation expense, interest expense, change in fair value of convertible preferred stock warrant liability and provision for income taxes. We use Adjusted EBITDA to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation:
Net loss	$(14,379)	$(6,657)	$(30,550)	$(19,872)
Depreciation and amortization	1,861	1,198	3,899	2,443
Stock-based compensation expense	2,896	1,966	6,394	3,408
Interest expense	573	224	1,132	497
Change in fair value of convertible preferred stock warrant liability	—	(1)	930	(173)
Provision for income taxes	13	—	40	—
Adjusted EBITDA	$(9,036)	$(3,270)	$(18,155)	$(13,697)

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Revenue:	(in thousands, except per share data)
Consignment	$48,597	$34,914	$93,285	$70,228
Product	11,362	12,421	22,354	25,422
Total revenue	59,959	47,335	115,639	95,650
Cost of revenue:
Consignment	10,687	8,297	21,519	17,113
Product	5,140	6,027	10,270	12,900
Total cost of revenue	15,827	14,324	31,789	30,013
Gross profit	44,132	33,011	83,850	65,637
Operating expenses:
Operations, product and technology	31,062	22,149	59,374	47,624
Marketing	15,957	10,898	31,403	23,899
Sales, general and administrative	10,999	6,438	21,637	13,871
Total operating expenses	58,018	39,485	112,414	85,394
Operating loss	(13,886)	(6,474)	(28,564)	(19,757)
Interest and other (expense) income, net	(480)	(183)	(1,946)	(115)
Loss before provision for income taxes	(14,366)	(6,657)	(30,510)	(19,872)
Provision for income taxes	13	—	40	—
Net loss	$(14,379)	$(6,657)	$(30,550)	$(19,872)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.61)	$(0.54)	$(1.84)

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Consignment revenue	$48,597	$34,914	$13,683	39%	$93,285	$70,228	$23,057	33%
Product revenue	11,362	12,421	(1,059)	(9)%	22,354	25,422	(3,068)	(12)%
Total revenue	$59,959	$47,335	$12,624	27%	$115,639	$95,650	$19,989	21%
Consignment revenue as a % of total revenue	81%	74%		7%	81%	73%		8%
Product revenue as a % of total revenue	19%	26%		(7)%	19%	27%		(8)%
The $12.6 million change in total revenue represents a 27% increase in total revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily attributable to a 22% increase in Orders and a 4% increase in revenue per Order over the same period. The 22% increase in Orders was primarily driven by growth in Active Buyers of 8% and a 13% increase in Order per Active Buyer over the same period. The growth in Active Buyers was mainly due to our increased marketing and advertising efforts.
The $20.0 million change in total revenue represents a 21% increase in total revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily attributable to a 20% increase in Orders and a 1% increase in revenue per Order over the same period. The 20% increase in Orders was primarily driven by growth in Active Buyers of 8% and a 11% increase in Order per Active Buyer over the same period. The growth in Active Buyers was mainly due to our increased marketing and advertising efforts.
Consignment sales result in higher gross profit margin than product sales because revenue for consignment sales is recognized net of seller payouts, whereas, for product sales, seller payouts are recognized as a component of cost of revenue, leading to different gross margin profiles between consignment sales and product sales.
We believe that our revenue will increase moderately in the third quarter of 2021.
Consignment Revenue
The $13.7 million change in consignment revenue represents a 39% increase in consignment revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily attributable to the mix shift from product to consignment sales, which resulted in consignment sales representing 81% of our total revenue mix, up 700 basis points from 74% in the three months ended June 30, 2020.
The $23.1 million change in consignment revenue represents a 33% increase in consignment revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily attributable to the mix shift from product to consignment sales, which resulted in consignment sales representing 81% of our total revenue mix, up 800 basis points from 73% in the six months ended June 30, 2020.

Product Revenue
The $1.1 million change in product revenue represents a 9% decrease in product revenue for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, was primarily attributable to the mix shift from product to consignment sales, which resulted in product sales representing 19% of our total revenue mix, a 700 basis point decrease from 26% in the three months ended June 30, 2020.
The $3.1 million change in product revenue represents a 12% decrease in product revenue for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, was primarily attributable to the mix shift from product to consignment sales, which resulted in product sales representing 19% of our total revenue mix, an 800 basis point decrease from 27% in the six months ended June 30, 2020.
Cost of Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,687	$8,297	$2,390	29%	$21,519	$17,113	$4,406	26%
Cost of product revenue	5,140	6,027	(887)	(15)%	10,270	12,900	(2,630)	(20)%
Total cost of revenue	$15,827	$14,324	$1,503	10%	$31,789	$30,013	$1,776	6%
Gross profit	$44,132	$33,011	$11,121	34%	$83,850	$65,637	$18,213	28%
Gross profit margin	74%	70%		4%	73%	69%		4%
Cost of revenue as a % of total revenue	26%	30%		(4)%	27%	31%		(4)%
Cost of consignment revenue as a % of total cost of revenue	68%	58%		10%	68%	57%		11%
Cost of product revenue as a % of total cost of revenue	32%	42%		(10)%	32%	43%		(11)%
Total cost of revenue as a percentage of total revenue, decreased 400 basis points from 30% for the three months ended June 30, 2020 to 26% for the three months ended June 30, 2021.
Total cost of revenue as a percentage of total revenue, decreased 400 basis points from 31% for the six months ended June 30, 2020 to 27% for the six months ended June 30, 2021.
During both the three and six months periods ended June 30, 2021, a revenue mix shift from product to consignment sales resulted in a decreased costs of revenue as a percent of revenue as consignment revenue has a higher gross margin profile.

Cost of Consignment Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,687	$8,297	$2,390	29%	$21,519	$17,113	$4,406	26%
As a percent of consignment revenue	22%	24%		(2)%	23%	24%		(1)%
Consignment gross margin	78%	76%		2%	77%	76%		1%
The $2.4 million change in cost of consignment revenue represents a 29% increase in the cost of consignment revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
The $4.4 million change in cost of consignment revenue represents a 26% increase in the cost of consignment revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
The increased cost of consignment revenue in both the three and six month periods ended June 30, 2021 was primarily driven by higher consignment revenue and related costs outlined in the below table. Consignment gross margin increased 200 basis points to 78% for the three months ended June 30, 2021 compared to 76% for the three months ended June 30, 2020. Consignment gross margin increased 100 basis points to 77% for the six months ended June 30, 2021 compared to 76% for the three months ended June 30, 2020. Consignment revenue growth outpaced the increase in outbound shipping and packaging costs due to increased revenue per order and efficiencies in our shipping process in both periods.

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Outbound shipping	$7,942	$5,951	$1,991	33%	$16,059	$12,379	$3,680	30%
Direct labor	1,918	1,900	18	1%	3,783	3,613	170	5%
Packaging	620	509	111	22%	1,533	1,003	530	53%
Other	207	(63)	270	(429)%	144	118	26	22%
Total cost of consignment revenue	$10,687	$8,297	$2,390	29%	$21,519	$17,113	$4,406	26%

Cost of Product Revenue

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of product revenue	$5,140	$6,027	$(887)	(15)%	$10,270	$12,900	$(2,630)	(20)%
As a percent of product revenue	45%	49%		(4)%	46%	51%		(5)%
Product gross margin	55%	51%		4%	54%	49%		5%
The $0.9 million change in cost of product revenue represents a 15% decrease in the cost of product revenue for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
The $2.6 million change in cost of product revenue represents a 20% decrease in the cost of product revenue for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
The decreased cost of product revenue in both three and six month period ended June 30, 2021 was primarily driven by lower product revenue partially offset by increased product gross margin due to higher average selling price per item and lower costs as outlined in the below table.

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Inventory costs	$3,035	$3,181	$(146)	(5)%	$5,861	$7,011	$(1,150)	(16)%
Outbound shipping	1,625	2,025	(400)	(20)%	3,333	4,286	(953)	(22)%
Direct labor	365	648	(283)	(44)%	757	1,254	(497)	(40)%
Packaging	115	173	(58)	(34)%	319	349	(30)	(9)%
Total cost of product revenue	$5,140	$6,027	$(887)	(15)%	$10,270	$12,900	$(2,630)	(20)%
We believe that our gross profit margin will be slightly lower in the third quarter of 2021.

Operating Expenses

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Operations, product and technology	$31,062	$22,149	$8,913	40%	$59,374	$47,624	$11,750	25%
Marketing	15,957	10,898	5,059	46%	31,403	23,899	7,504	31%
Sales, general and administrative	10,999	6,438	4,561	71%	21,637	13,871	7,766	56%
Total operating expenses	$58,018	$39,485	$18,533	47%	$112,414	$85,394	$27,020	32%
Operations, product and technology as a % of total revenue	52%	47%		5%	51%	50%		1%
Marketing as a % of total revenue	27%	23%		4%	27%	25%		2%
Sales, general and administrative as a % of total revenue	18%	14%		4%	19%	15%		4%
Operating expenses increased $18.5 million, or 47%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Gross profit increased $11.1 million, or 34%, gross profit growth in the same period.
Operating expenses increased $27.0 million, or 32%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Gross profit increased $18.2 million, or 28%, gross profit growth in the same period.
Operating expenses for the three and six months ended June 30, 2021 have been growing faster than our gross profit growth for the same periods as we continue to invest in the expansion of distribution center processing capacity, marketing efforts, and infrastructure to support being a public company.
Results by operating expenses line item are discussed below.
Operations, Product and Technology

	Three months ended June 30,		Change		Six months ended June 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$19,272	$12,195	$7,077	58%	$37,951	$27,008	$10,943	41%
Facilities and other allocated costs	6,481	5,819	662	11%	12,501	11,828	673	6%
Inbound shipping	5,077	3,819	1,258	33%	8,632	8,163	469	6%
Other	232	316	(84)	(27)%	290	625	(335)	(54)%
Total operations, product and technology expenses	$31,062	$22,149	$8,913	40%	$59,374	$47,624	$11,750	25%
Personnel-related costs increased by 58% from $12.2 million for the three months ended June 30, 2020 to $19.3 million for the three months ended June 30, 2021 due to a 46% increase in average headcount for operations, research and development as of second quarter 2021 compared to second quarter 2020. Personnel-related costs increased by 41% from $27.0 million for the six months ended June 30, 2020 to $38.0 million for the six months ended June 30, 2021 due to a 27% in increase in the average headcount for operations, research and development. The increase in both periods was also due to increases in compensation at distribution centers to attract and retain processing center staff in order to support our distribution center operations growth.
Facilities and other allocated costs increased by 11% from $5.8 million for the three months ended June 30, 2020 to $6.5 million for the three months ended June 30, 2021. Facilities and other allocated costs increased by 6% from $11.8 million for the six months ended June 30, 2020 to $12.5 million for the six months ended June 30, 2021. The increase in both periods was due to the addition of our new Georgia distribution center in June 2020.
Inbound shipping costs increased by 33% from $3.8 million for the three months ended June 30, 2020 to $5.1 million for the three months ended June 30, 2021. Inbound shipping costs increased by 6% from $8.2 million for the six months ended June 30, 2020 to $8.6 million for the six months ended June 30, 2021. The increase in both periods was due to increase in shipping volumes and shipping rates, as we lifted restrictions on the ability of sellers to order Clean Out Kits at the end of February 2021, resulting in more Clean Out Kits being received.

Marketing

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Marketing and advertising costs	$13,743	$9,533	$4,210	44%	$26,963	$20,860	$6,103	29%
Other	2,214	1,365	849	62%	4,440	3,039	1,401	46%
Total marketing expense	$15,957	$10,898	$5,059	46%	$31,403	$23,899	$7,504	31%
Marketing and advertising costs increased by 44% from $9.5 million for the three months ended June 30, 2020 to $13.7 million for the three months ended June 30, 2021 and 29% from $20.9 million for the six months ended June 30, 2020 to $27.0 million for the six months ended June 30, 2021. These increases were primarily due to increased efforts to attract new buyers to our marketplace.
Sales, General and Administrative

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$5,267	$3,497	$1,770	51%	$10,803	$6,935	$3,868	56%
Professional services	1,456	577	879	152%	3,291	1,952	1,339	69%
Payment processing fees	2,029	1,555	474	30%	3,826	3,287	539	16%
Other	2,247	809	1,438	178%	3,717	1,697	2,020	119%
Total sales, general and administrative costs	$10,999	$6,438	$4,561	71%	$21,637	$13,871	$7,766	56%
Sales, general and administrative expense increased 71% for the three months ended June 30, 2021, compared to 34% gross profit growth. Sales, general and administrative expense increased 56% for the six months ended June 30, 2021, compared to 28% gross profit growth. This increase in both periods was mainly the result of investments, primarily in personnel and professional services costs, made towards scaling our business and improving our processes as we became a public company.
Personnel-related costs increased from $3.5 million for the three months ended June 30, 2020 to $5.3 million for the three months ended June 30, 2021. Personnel-related costs increased from $6.9 million for the six months ended June 30, 2020, to $10.8 million for the six months ended June 30, 2021. The increase was primarily due to a 44% and a 25% average headcount increase in each comparative period respectively to support growth in our corporate functions and other costs related to being a public company. The stock-based compensation increased by $0.8 million and $2.0 million for the three and six months ended June 30, 2021, respectively.
Professional services costs increased from $0.6 million for the three months ended June 30, 2020 to $1.5 million for the three months ended June 30, 2021. Professional services costs increased from $2.0 million for the six months ended June 30, 2020 to $3.3 million for the six months ended June 30, 2021. The increase in both periods was mainly due to an increase in accounting, consulting, and legal fees of $0.9 million and $1.3 million for the three and six months ended June 30, 2021, respectively, as we became a public company.

We believe that our expenses in operations, product and technology, marketing, and sales, general and administrative will continue to increase in absolute dollars in the third quarter of 2021 as revenue grows and as we make investments in processing capacity for our future growth, increase marketing spend to acquire new customers and continue to spend on infrastructure to support being a public company.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents of $173.1 million and an accumulated deficit of $282.7 million. Since our founding, we have generated negative cash flows from operations and have primarily financed our operations through private sales of equity securities and debt. Additionally, we currently have a term loan facility with Western Alliance Bank. In March 2021, we completed our IPO for aggregate net proceeds of $175.5 million, net of offering costs, underwriter discounts and commissions of $17.7 million. In August 2021, we completed our follow-on public offering and sold an aggregate of 2,000,000 shares. The aggregate net proceeds were approximately $45.3 million after deducting $3.2 million of underwriter discounts and commissions and offering costs.
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
Our future capital requirements will depend on many factors, including, but not limited to the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplace and overall economic conditions. We may seek additional equity or debt financing. If we raise equity financing, our stockholders may experience significant dilution of their ownership interests. If we conduct an additional debt financing, the terms of such debt financing may be similar or more restrictive than our current term loan facility and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed. See the section titled “Risk Factors—Risks Relating to Our Business and Industry—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.”

Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Six months ended June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,090)	$(1,467)
Investing activities	(66,417)	(10,695)
Financing activities	184,081	7,398
Net increase (decrease) in cash, cash equivalents and restricted cash	$108,574	$(4,764)
Changes in Cash Flow from Operating Activities
For the six months ended June 30, 2021, net cash used in operating activities was $9.1 million, which consisted of a net loss of $30.6 million, partially offset by non-cash charges of $13.9 million and a net change of $7.6 million in our operating assets and liabilities. The change in operating assets and liabilities is due to a $8.2 million increase in accrued and other current liabilities, primarily resulting from an increase in accrued marketing and accrued compensation, a $3.0 million increase in seller payable due to the timing of payments, a $2.7 million increase in accounts payable due to the timing of payments and higher operating expenses as we grow our business. These changes were partially offset by a $3.4 million increase in other current and non-current assets resulting from an increase in prepaid insurance, a reduction in operating lease liabilities of $2.3 million resulting from the payment of leases, and a $0.8 million increase in net inventory.
For the six months ended June 30, 2020, net cash used in operating activities was $1.5 million, which consisted of a net loss of $19.9 million, partially offset by a net change of $10.7 million in our operating assets and liabilities and non-cash adjustment of $7.7 million.
Changes in Cash Flow from Investing Activities
For the six months ended June 30, 2021, net cash used in investing activities was $66.4 million, which was driven by $57.4 million in new purchases of marketable securities and $9.0 million of capital expenditures primarily for our distribution centers.
For the six months ended June 30, 2020, net cash used in investing activities was $10.7 million, which consisted of capital expenditures primarily for our distribution centers.
Changes in Cash Flow from Financing Activities
For the six months ended June 30, 2021, net cash provided by financing activities was $184.1 million, which consisted mainly of $180.3 million in net proceeds from the sale of Class A common stock in our IPO, $4.6 million in net debt financing proceeds, and $2.8 million from the exercise of common stock options. This was partially offset by $3.6 million in offering costs for the IPO.
For the six months ended June 30, 2020, net cash provided by financing activities was $7.4 million, which consisted mainly of $8.4 million proceeds from net debt issuance and $0.2 million from the exercise of common stock options. This was partially offset by a $1.2 million repayment of debt and $0.1 million payment of deferred issuance cost for the IPO.
Contractual Obligations and Commitments

Other than the additional $5.0 million term loan borrowed from Western Alliance Bank in February 2021 there have been no material changes to our contractual obligations as of June 30, 2021, as compared to those disclosed as of December 31, 2020 in the Prospectus.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of June 30, 2021, we had unrestricted cash and cash equivalents of $173.1 million and marketable securities of $57.4 million, consisting primarily of money market funds, corporate debt securities, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. Fluctuations in interest rates have not been significant to date. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term to intermediate term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Fluctuations in interest rates have not been significant to date.
Interest rates under our loan and security agreement with Western Alliance Bank are tied to the prime rate with a floor of 5.50% and therefore carry interest rate risk. As of June 30, 2021, we had borrowed $40.0 million under our loan and security agreement, with $40.0 million principal outstanding as of such date, at an interest rate of 5.50%. Fluctuations in interest rates have not been significant to date.
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
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Item 1.   Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

Item 1A.    Risk Factors.
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
To expand our buyer base, we must appeal to and attract buyers who do not typically purchase secondhand items, who have historically purchased only new retail items or who used other means to purchase secondhand items, such as traditional brick-and-mortar thrift stores or the websites of other secondary marketplaces. We reach new buyers through paid search, social media, influencers, television and digital advertising, other paid marketing, press coverage, retail locations, our RaaS offerings, referral programs, organic word of mouth and other methods of discovery, such as converting sellers to buyers. We expect to continue investing heavily in these and other marketing channels in the future and cannot be certain that these efforts will enable us to attract and retain more buyers, result in increased purchase frequency or order sizes from our buyers or be cost-effective. Our ability to attract and retain buyers also depends on our ability to offer a broad selection of desirable and high-quality secondhand items on our marketplace, the reliability of our shipping and delivery estimates, our ability to consistently provide high-quality customer experiences, our ability to promote and position our brand and marketplace and the success of our marketing efforts. Our investments in marketing may not effectively reach potential buyers and existing buyers, potential buyers or existing buyers may decide not to buy through us or the spend of buyers that purchase from us may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover, consumer preferences may change, and buyers may not purchase through our marketplace as frequently or spend as much with us as historically has been the case. As a result, the revenue generated from buyer transactions in the future may not be as high as the revenue generated from transactions historically. Relatedly, an inability to attract and retain buyers could harm our ability to attract and retain sellers, who may decide to resell their items through alternative platforms or marketplaces. Consequently, failure to attract new buyers and to retain existing buyers could harm our business, results of operations and financial condition.

If we fail to generate a sufficient amount of new and recurring high-quality secondhand items by attracting new sellers and retaining existing sellers, our business, results of operations and financial condition could be harmed.
Our success depends on our ability to cost-effectively attract high-quality secondhand items by attracting new sellers and retaining existing sellers, such that they choose thredUP to list their items. Numerous factors, however, may impede our ability to attract new sellers and retain existing sellers with high-quality secondhand items. To expand our base of secondhand items for resale, as well as our base of sellers, we must appeal to and engage individuals new to selling secondhand items or who have sold secondhand items through traditional brick-and-mortar shops but are unfamiliar with our business. We find new sellers by converting buyers using our marketplace, our RaaS offerings, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press. We cannot be certain that these efforts will result in more supply of high-quality secondhand items or sellers or that these efforts will be cost-effective. Our ability to attract new and recurring high-quality secondhand items from new sellers and existing sellers depends on other factors, such as our ability to enhance and improve our marketplace, our ability to process the items sent to us by sellers in a timely manner, sellers’ perceptions of whether payouts they are receiving are adequate and timely compensation for their items and the perceived quality of the items sold and purchased on our marketplace. If we are unable to meet seller standards and drive repeat supply, our existing sellers may not choose to send us secondhand items for resale to the same extent, in terms of quality, value or volume, in the future. Further, failure to generate sufficient high-quality secondhand items and attract new sellers and retain existing sellers could harm our business, results of operations and financial condition. For instance, if our sellers send lower quality secondhand items that we are unable to resell in our marketplace, then we will incur expense to sort and process such lower quality secondhand items and detract resources from processing re-sellable secondhand items. Additionally, if sellers substantially increase the initial price of their items that we list on our marketplace and subsequently reclaim these items if they do not sell within the listing window, our business could be harmed because these activities may negatively affect sell-through rates and gross margin.
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
We experienced net losses of $34.2 million, $38.2 million and $47.9 million in the years ended December 31, 2018, 2019 and 2020, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Because the market for secondhand items is evolving, particularly the online resale of secondhand items, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we expand our operations and infrastructure, make significant investments in our marketing initiatives, develop and introduce new technologies and automation and hire additional personnel. Additionally, during periods of increased investment in growth, including the second half of 2021, we expect our operating expenses related to inbound processing, operations and technology to increase as a percentage of revenue. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow and comply with rules and regulations of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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
We lease facilities to store and accommodate the logistics infrastructure required to process, itemize, list, sell, pack and ship the secondhand items we sell through our marketplace and related channels of distribution, including our RaaS offerings. To grow our business, we must continue to improve and expand our distribution center operations, proprietary software and systems, and personnel in the geographic regions that have the resources necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each item that we offer through our marketplace is unique and requires multiple touch points, including inspection, evaluation, photography, pricing, application of a unique SKU, and fulfillment. This process is complex and, from time to time, we may have more Clean Out Kits coming in from sellers than we can timely process. For instance, due to restrictions in our distribution centers as a result of COVID-19 safety precautions, governmental requirements and other COVID-19-related impacts, we currently have an elevated number of unprocessed Clean Out Kits containing secondhand items from sellers. We have also rapidly increased our operations employee headcount in recent years to support the growth of our business. The number of employees in our distribution centers increased to 1,570 as of December 31, 2020 from 835 as of December 31, 2018. While we experienced a temporary decrease in the number of employees in our distribution centers in the second quarter of 2020 due to the effects of COVID-19, we have restored and continued to grow our distribution center headcount. We expect that the number of employees in our distribution centers will increase significantly in the near term, particularly as and when concerns and restrictions due to COVID-19 abate. The market for these employees is increasingly competitive and is highly dependent on geographic location. We could be required to raise wages or introduce other compensation incentives to remain competitive, which could increase our costs and harm our results of operations. If we fail to effectively locate, hire and retain such personnel, our operations could be negatively impacted, which could harm our business, results of operations and financial condition.

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
In March 2020, the World Health Organization declared COVID-19 a global pandemic and this contagious disease outbreak has continued to spread. The related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. The fear associated with COVID-19, or any pandemic, and the reactions of governments around the world in response to COVID-19, or any pandemic, to regulate the flow of labor and products and impede the travel of individuals, have and may continue to impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. For example, due to shelter-in-place orders and mandatory business closures, in Georgia in particular, for a period of time, we were required to limit operations at our distribution centers, resulting in a delay in our ability to process our Clean Out Kits. Additionally, we have implemented enhanced safety and cleaning measures, resulting in increased costs. In compliance with local ordinances and to protect our workforce, we have also temporarily closed our corporate offices, except for limited essential staff and visits by our operations teams to the distribution centers on an as-needed and limited basis.
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
Our advertising activity and strategic RaaS offerings may fail to efficiently drive growth in buyers and sellers, which could harm our business, results of operations and financial condition.
Our future growth and potential profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations and marketing programs as well as our strategic RaaS offerings, and we are investing heavily in these activities. Our advertising activities may not yield increased revenue and the efficacy of these activities will depend on a number of factors, including our ability to:
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
We have invested and expect to continue to invest significant time and resources into our RaaS offerings and our RaaS clients include national retail stores, premium women’s fashion brands, fashion-focused e-commerce sites and marketplaces for the buying and selling of secondhand items. We maintain a robust and varied set of RaaS offerings including provision of our Clean Out Kits at our RaaS clients’ retail stores, our cash out marketplace offering, white-label resale shops, the resale of worn retail items provided to us by our RaaS clients and cross-listing our products on our RaaS clients’ websites. See the section titled “Business—The thredUP Product Experience—For Resale-as-a-Service (RaaS) Clients” included in our registration statement on Form S-1 filed with the SEC on July 26, 2021 for additional information about our RaaS clients and RaaS offerings. To grow our business and build out our marketplace, we anticipate that we will continue to depend on relationships with third parties. Identifying RaaS clients, and negotiating, documenting and maintaining relationships with them, requires significant time and resources. Further, our competitors may be effective in providing incentives to third parties to favor their offerings over our marketplace, mobile application or in-store offerings.
There is significant uncertainty around the future profitability of our RaaS offerings and whether they will result in an increased number of new and repeat buyers, an increased number of new and repeat sellers selling high-quality secondhand items, increased awareness of our brand and an additional source of revenue. The effectiveness of some of these RaaS offerings was also disrupted by the COVID-19 pandemic and associated shelter-in-place orders. Further, if the retail industry suffers in general, there may be fewer customers visiting our RaaS clients’ retail stores and buying secondhand items in our pop-up shops, our RaaS clients may discontinue our pop-ups and white-label resale shops in an effort to cut back newer partnerships and our kit distribution offering for gift cards to our clients’ stores could be less desirable. Additionally, our RaaS clients could go out of business or declare bankruptcy. If our RaaS offerings are not profitable and do not result in us acquiring a high-quality supply of secondhand items from our RaaS clients and/or their customers, who become our sellers, and reaching additional buyers, our business, results of operations and financial condition could be harmed.
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
Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.
We may in the future seek to acquire businesses, products or technologies that we believe could complement our business, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations, systems and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired business, operations, systems, technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could harm our results of operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition may suffer.
We use data science to predict buyer and seller preferences, and if we do not accurately predict evolving preferences of our buyers and sellers it could harm our business, results of operations and financial condition.
Our success is in large part dependent upon our ability to anticipate and identify trends in the market for secondhand items in a timely manner and to obtain a supply of secondhand items that addresses those trends by attracting and retaining sellers who send in high-quality secondhand items. We use data science to predict buyer and seller preferences, which we in turn use to ensure our buyers are looking at secondhand items that they are interested in purchasing on our marketplace. There can be no assurance that our data science will accurately anticipate buyer or seller preferences and, if our predictions are inaccurate, we will not be able to optimize our buyers’ and sellers’ experience on our marketplace. Lead times relating to these changing preferences may make it difficult for us to respond rapidly to new or changing trends. We have begun to expand our offerings beyond our core marketplace and to expand our RaaS offerings and the impact on our business from these new offerings and RaaS offerings is not clear as it is difficult to accurately predict buyer and seller preferences. To the extent we do not accurately predict the evolving preferences of our buyers and sellers, it could harm our business, results of operations and financial condition.
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
In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our buyers, sellers and employees. We also maintain other information, such as our trade secrets and confidential business information and certain confidential information of third parties, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors have been in the past and could be in the future the subject of hacking, social engineering, phishing attacks or other attacks. Due to these or other causes, we or our vendors have in the past and may in the future suffer a data breach or other security incident. These incidents have allowed, and may in the future continue to allow, hackers or other unauthorized parties to gain access to personal information or other data, including payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their use of our marketplace and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, results of operations and financial condition.
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
Our use and other processing of personal information and other data is subject to laws and regulations relating to privacy, data protection and information security. Changes in such laws or regulations, or any actual or perceived failure by us to comply with such laws and regulations, our privacy policies and/or contractual obligations, could adversely affect our business, results of operations and financial condition.
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our buyers, sellers and employees. Numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. Such requirements are constantly evolving, and we expect that there will continue to be new proposed requirements relating to privacy, data protection and information security in the United States and other jurisdictions, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act (the “CCPA”) took effect on January 1, 2020 and broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for data breaches. Additionally, on November 3, 2020, Proposition 24 was approved in California which creates a new privacy law, the California Privacy Rights Act (the “CPRA”). The CPRA creates additional obligations relating to personal information that will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Additionally, the CCPA has prompted other states to propose and enact similar laws and regulations relating to privacy. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, CDPA, and CPA, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.
Further, to the extent our operations expand internationally, including in connection with the Proposed Acquisition, we may become subject to additional laws and regulations relating to privacy and data protection. Foreign laws and regulations relating to privacy and data protection often are more restrictive than those in the United States. Regulatory authorities in the European Economic Area (the “EEA”), for example, traditionally have imposed stricter obligations under laws and regulations relating to privacy and data protection than the United States. In May 2018, the European Union’s regulation governing data practices and privacy called the General Data Protection Regulation (“GDPR”), became effective. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the EEA. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is greater. Aspects of data protection laws and regulations in the EEA, including those relating to cross-border data transfer and the use of cookies, are evolving rapidly and remain subject to substantial uncertainty. Additionally, outside of the EEA, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, and localized storage of data, and new countries and territories are adopting such legislation or other obligations with increasing frequency. There is no harmonized approach to these laws and regulations globally. Consequently, international expansion, including in connection with the Proposed Acquisition, increases our risk of non-compliance with applicable foreign data protection laws and regulations.

Future requirements, or changes in the interpretation of existing requirements, relating to privacy, data protection and information security may require us to implement privacy and security policies, provide certain types of notices, grant certain rights to individuals, inform individuals of security breaches, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. These requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. We cannot yet fully determine the impact that such future requirements may have on our business or operations. Additionally, we are subject to the terms of our privacy policies and notices and may be bound by contractual requirements applicable to our collection, use, processing, security and disclosure of personal information, and may be bound by or alleged to be subject to, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.

Any failure or perceived failure by us or any third parties with which we do business to comply with these privacy requirements, with our posted privacy policies or with other obligations to which we or such third parties are or may become subject relating to privacy, data protection or information security, may result in investigations or enforcement actions against us by governmental entities, private claims, public statements against us by consumer advocacy groups or others, and fines, penalties or other liabilities. For example, California consumers whose information has been subject to a security incident may bring civil suits under the CCPA, for statutory damages between $100 and $750 per consumer. Any such action would be expensive to defend, likely would damage our reputation and market position, could result in substantial liability and could adversely affect our business and results of operations.
Further, in view of new or modified requirements relating to privacy, data protection or information security, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices, and to expend significant resources to adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit the use and growth of our marketplace, particularly in certain foreign countries. Additionally, public scrutiny of or complaints about technology companies or their data practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
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
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including our website and mobile app, information and related systems. Further, to maintain our strategic relationships with our partners, our systems and infrastructure must be seamlessly integrated and interoperable with our partners’ systems, including those of our RaaS clients, which may cause us to incur significant upfront and maintenance costs as some of our RaaS offerings may involve development of a variety of technologies, data formats, applications, systems and infrastructure. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our website or mobile app, process and fulfill transactions, maintain coordination between our website and those of certain of our RaaS clients, respond to customer inquiries and generally maintain cost-efficient operations. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information systems and infrastructure. To effectively manage this growth, we expect to commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory and accounting standards. If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information systems and infrastructure, we could experience operational disruptions, customer disputes, significant deficiencies or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports or suffer other adverse consequences which could harm our results of operations. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our marketplace generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our marketplace. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our marketplace. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.
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
Our directors and executive officers may also be subject to litigation. The limitation of liability and indemnification provisions that are included in our amended and restated certificate of incorporation, our amended and restated bylaws and indemnification agreements that we entered into with our directors and executive officers provide that we will indemnify our directors and officers to the fullest extent permitted by Delaware law and may discourage stockholders from bringing a lawsuit against our directors and executive officers for breach of their fiduciary duties. Such provisions may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be harmed to the extent that we pay the costs of settlement and damage awards against our directors and executive officers as required by these indemnification provisions. We have obtained insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and executive officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or executive officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these directors and executive officers pursuant to our indemnification obligations or otherwise as a matter of law. These insurance policies may not cover all potential claims made against our directors and executive officers, may not be available to us in the future at a reasonable rate and may not be adequate to indemnify us for all liability that may be imposed.
As litigation is inherently unpredictable, we cannot assure you that any potential claims or disputes will not harm our business, results of operations and financial condition.
We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and will become subject to similar anti-corruption and anti-bribery laws to the extent of the international expansion of our operations, including in connection with the Proposed Acquisition. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and third-party business partners, representatives and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. If we further expand our business internationally beyond our minimal sales into Canada and our expansion into Europe in connection with the Proposed Acquisition, our risks under these laws would increase.
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
In January 2021, we filed an Illinois Worker Adjustment and Retraining Notification Act notice related to our plan to close our Illinois distribution center (DC03) and reduce our workforce. The closure of DC03 could give rise to additional employment law-related claims and litigation, which could harm our business, results of operations and financial condition.
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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

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
We have incurred substantial net operating losses (“NOLs”) during our history. Subject to the limitations described below, unused NOLs generally may carry forward to offset future taxable income if we achieve profitability in the future, unless such NOLs expire under applicable tax laws. However, under the rules of Sections 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by a company. To date, we have not undertaken an analysis of whether we have experienced a change of control that would limit our ability to use our NOLs. As a result of these rules, in the event that it is determined that we have experienced an ownership change in the past, or if we experience one or more ownership changes as a result of future transactions in our stock, then we may be limited in our ability to use our NOL carryforwards to offset our future taxable income, if any. In addition, under the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of post 2017 net operating losses that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year for taxable years beginning after December 31, 2020, where taxable income is determined without regard to the net operating loss deduction itself, and such NOLs may be carried forward indefinitely. Further, NOLs arising in taxable years beginning after December 31, 2020 cannot be carried back. Our NOLs may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers. For these reasons, we may not be able to realize a tax benefit from the use of our net operating losses, whether or not we attain profitability.
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
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•the last day of the fiscal year ending after the fifth anniversary of the completion of the IPO.
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
As of December 31, 2019, we were not in compliance with our debt covenants regarding (i) limitations on capital expenditures, (ii) limitations on the maximum principal amount in our existing depository accounts without a control agreement, (iii) the requirement to transfer certain accounts to Western Alliance Bank and (iv) the delivery of financial information in a timely manner. As part of an amendment to the loan and security agreement in May 2020, the existing covenant defaults were waived and the covenants were revised to increase minimum cash and liquidity requirements, extend the timing of debt service requirements and add specific net revenue targets and revenue growth requirements. As part of a further amendment to the loan and security agreement in December 2020, the covenants were revised to amend the minimum cash and liquidity requirements, further extend the timing of debt service requirements, amend the specific net revenue targets and revenue growth requirements, and add a capital raising milestone requiring us to raise at least $50.0 million in equity or convertible debt by March 31, 2022, which was satisfied by the IPO. While we were in compliance with the revised covenants as of June 30, 2021, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
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
•costs and timing of expenses related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
•other events or factors, including those resulting from war, incidents of terrorism, pandemics (including the COVID-19 pandemic), elections or responses to these events;
•whether investors or securities analysts view our stock structure unfavorably, particularly our dual-class structure and the significant voting control of our executive officers, directors and their affiliates;
•the expiration or waiver of contractual lock-up or market standoff agreements; and
•sales of additional shares of our Class A common stock by us or our stockholders.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of June 30, 2021, the holders of shares of our Class B common stock collectively owned shares representing approximately 97.6% of the voting power of our outstanding capital stock, and our directors, executive officers and their affiliates beneficially owned in the aggregate 65.0% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We cannot determine whether our dual-class structure has resulted in or will result in a lower or more volatile market price of our Class A common stock, adverse publicity or other adverse consequences. For example, certain index providers have announced and implemented restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it would require new constituents of its indices to have greater than 5% of the Company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it would no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced and implemented policies, the dual-class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Due to the dual-class structure of our common stock, we will likely be excluded from certain indices and we cannot assure you that other stock indices will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of June 30, 2021, we had outstanding a total of 18,455,346 shares of Class A common stock and 76,324,820 shares of Class B common stock.
A majority of our securities outstanding prior to the IPO are currently restricted from resale as a result of lock-up and market standoff agreements. These securities will generally become available to be sold (i) on September 22, 2021, 180 days after the date of the Prospectus (such 180-day period, the “IPO restricted period”), (ii) if a stockholder participated as a selling stockholder in our registered public offering pursuant to our final prospectus (the “Follow-On Prospectus”), dated July 28, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act or, then 60 days after the date of the Follow-On Prospectus (such 60-day period, the “Follow-On restricted period”), (iii) if a stockholder under the investors’ rights agreement elected to execute an additional lock-up agreement substantially on the same terms as the selling stockholders that sold shares pursuant to the Follow-On Prospectus, then after the Follow-On restricted period, (iv) if a stockholder is a director who did not sell any shares pursuant to the Follow-On Prospectus, then 30 days after the date of the Follow-On Prospectus or (v) if a stockholder is an executive officer who did not sell any shares pursuant to the Follow-On Prospectus, then after the Follow-On restricted period.
In addition, if (i) we have publicly released our earnings results for the quarterly period during which the IPO occurred, (ii) at least 120 days have elapsed since the date of the Prospectus and (iii) the IPO restricted period is scheduled to end during a broadly applicable period during which trading in the Company’s securities would not be permitted under the Company’s insider trading policy, or a blackout period, or within five trading days prior to a blackout period, then the IPO restricted period shall end ten trading days prior to the commencement of the blackout period, provided that in the event that ten trading days prior to the commencement of the blackout period is earlier than 120 days after the date of Prospectus, the IPO restricted period shall end on the 120th day after the date of the Prospectus, but only if such 120th day is at least five trading days prior to the commencement of the blackout period. We will announce the date of the any blackout-related early release at least two trading days in advance of any such early release. Since we have publicly released our earnings results for the quarterly period during which the IPO occurred and the IPO restricted period is scheduled to end during a blackout period, we expect the IPO restricted period to end early pursuant to such blackout-related early release on or about August 27, 2021. We will announce such anticipated black-out related early release as required under the terms of the IPO lock-up agreements.
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
In addition, as of June 30, 2021, we had 21,381,569 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
As of June 30, 2021, the holders of up to 76,324,820 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
Risks Relating to our Proposed Acquisition
The Proposed Acquisition may not be completed on the anticipated timeline, or at all, and the failure to complete the Proposed Acquisition could adversely affect our business, financial condition and results of operations, and the market price of our Class A common stock.
Each party’s obligation to consummate the Proposed Acquisition is subject to customary closing conditions and other deal specific closing conditions. There can be no assurance that all closing conditions will be satisfied or waived or that the Proposed Acquisition will be completed in a timely manner or at all. Certain of the conditions to completion of the Proposed Acquisition are not within either our or Remix’s control, and we cannot predict when or if these conditions will be satisfied or waived. The closing of the Proposed Acquisition is also dependent on the accuracy of representations and warranties made in the Share Purchase Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Share Purchase Agreement.
If the Proposed Acquisition is not completed within the expected timeframe, or at all, we may be subject to a number of material risks. For example, some costs related to the Proposed Acquisition must be paid whether or not the Proposed Acquisition is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Proposed Acquisition, as well as the diversion of management and resources towards the Proposed Acquisition, for which we will have received little or no benefit if completion of the Proposed Acquisition does not occur. We may also experience negative reactions from our investors, employees and buyers.
If the Proposed Acquisition is not completed on the anticipated timeline, or at all, our business, results of operations, financial condition and the market price of our Class A common stock could be adversely affected.

Integrating Remix with our business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the Proposed Acquisition, which may adversely affect our business, results of operations and financial condition.
If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, Remix into our existing operations, we may not be able to achieve the anticipated benefits of the Proposed Acquisition, including growth opportunities. Even if the integration of Remix’s business is successful, we may not realize all of the anticipated benefits of the Proposed Acquisition in the time frame anticipated, or at all. For example, events outside our control, such as changes in laws and regulations, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from the Proposed Acquisition. Further, upon the closing of the Proposed Acquisition, we would become subject to additional laws and regulations, including those in the EEA, such as GDPR. Compliance with such laws and regulations will require resources and could be more costly and take more time than we anticipate, which could adversely affect our business.
An inability to realize the full extent of the anticipated benefits of the Proposed Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our business, revenue, operating expenses, results of operations and financial condition. In addition, it is possible that the integration process could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that may adversely affect our ability to maintain relationships with our buyers and RaaS clients or to achieve the anticipated benefits of the Proposed Acquisition. Integration efforts also may divert management attention and resources. For all of these reasons, we may not be able to achieve the anticipated benefits of the Proposed Acquisition, which could adversely affect our business, results of operations and financial condition and could cause the price of our Class A common stock to decline.
Remix may have liabilities that are not known to us.
Remix may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with the Proposed Acquisition. Following the completion of the Proposed Acquisition, we may learn additional information about Remix that materially and adversely affects us and Remix, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws and regulations. Even if we were able to seek an indemnification claim under the Share Purchase Agreement for such liabilities, we may not be able to fully recover our potential losses. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, results of operations and financial condition.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On May 28, 2021, a warrant to purchase up to an aggregate of 138,209 shares was net exercised for 103,806 shares of our Class B common stock.
The issuance described above was deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The recipient of the securities in this transaction represented its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. The recipient had adequate access through its relationships with us, or otherwise to information about us. The issuance of these securities was made without any general solicitation or advertising.

Item 6.    EXHIBITS.

Exhibit Number	Exhibit Title	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-253834	3.2	3/3/2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-253834	3.4	3/3/2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-253834	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-253834	4.2	3/3/2021
10.1	First Amendment to Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and among ThredUp Inc., ThredUp CF LLC, ThredUp Intermediary Holdings LLC, Knitwit GC LLC, and Western Alliance Bank.	8-K	001-40249	10.1	5/18/2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
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

THREDUP INC.

Date:	August 10, 2021	By:	/s/ James Reinhart
James Reinhart
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2021	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)