Form 10-Q
period 2021-09-30
ThredUp Inc.
filed 2021-11-09
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 52,241,001 shares of Class A common stock, $0.0001 par value per share, and 45,251,139 shares of Class B common stock, $0.0001 par value per share, outstanding as of November 1, 2021.

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
•the effect of uncertainties related to the global COVID-19 pandemic and recovery therefrom on U.S. and global economies, our business, results of operations, financial condition, demand for secondhand items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; and
•the increased expenses associated with being a public company.
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

PART I. FINANCIAL INFORMATION.
Item 1.    Financial Statements (Unaudited)
ThredUp Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$160,912	$64,485
Marketable securities	100,762	—
Accounts receivable, net	1,895	1,823
Inventory, net	4,106	3,519
Other current assets	7,773	5,332
Total current assets	275,448	75,159
Operating lease right-of-use assets	20,455	23,656
Property and equipment, net	49,451	41,131
Other assets	4,864	2,965
Total assets	$350,218	$142,911
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$8,407	$9,386
Accrued and other current liabilities	46,427	32,541
Seller payable	18,306	13,724
Operating lease liabilities, current	2,757	3,643
Current portion of long-term debt	7,757	3,270
Total current liabilities	83,654	62,564
Operating lease liabilities, non-current	19,225	21,574
Long-term debt	29,478	31,190
Other non-current liabilities	2,187	2,719
Total liabilities	134,544	118,047
Commitments and contingencies (Note 10)
Convertible preferred stock: $0.0001 par value; 100,000,000 and 68,139,958 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 65,970,938 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	247,041
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000,000 and 110,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 97,328,041 and 12,889,760 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10	1
Additional paid-in capital	513,124	29,989
Accumulated other comprehensive loss	(28)	—
Accumulated deficit	(297,432)	(252,167)
Total stockholders’ equity (deficit)	215,674	(222,177)
Total liabilities, convertible preferred stock and stockholders’ equity	$350,218	$142,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2021	2020	2021	2020
Revenue:
Consignment	$48,071	$33,657	$141,356	$103,885
Product	15,203	13,275	37,557	38,697
Total revenue	63,274	46,932	178,913	142,582
Cost of revenue:
Consignment	10,080	7,984	31,599	25,097
Product	7,100	6,172	17,370	19,072
Total cost of revenue	17,180	14,156	48,969	44,169
Gross profit	46,094	32,776	129,944	98,413
Operating expenses:
Operations, product and technology	32,081	25,856	91,455	73,480
Marketing	16,941	10,614	48,344	34,513
Sales, general and administrative	12,569	6,891	34,206	20,762
Total operating expenses	61,591	43,361	174,005	128,755
Operating loss	(15,497)	(10,585)	(44,061)	(30,342)
Interest expense	(619)	(368)	(1,751)	(865)
Other (expense) income, net	1,418	(51)	604	331
Loss before provision for income taxes	(14,698)	(11,004)	(45,208)	(30,876)
Provision for income taxes	17	—	57	—
Net loss	$(14,715)	$(11,004)	$(45,265)	$(30,876)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.93)	$(0.65)	$(2.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	96,348,658	11,810,075	70,112,601	11,144,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	65,970,938	$247,041	12,889,760	$1	$29,989	$—	$(252,167)	$(222,177)
Exercise of stock options	—	—	1,458,159	—	1,875	—	—	1,875
Stock-based compensation	—	—	—	—	3,498	—	—	3,498
Conversion of preferred stock warrants to Class B common stock warrants	—	—	—	—	1,827	—	—	1,827
Preferred stock conversion to Class B common stock	(65,970,938)	(247,041)	65,970,938	7	247,034	—	—	247,041
Sale of Class A common stock upon initial public offering, net of issuance costs	—	—	13,800,000	1	175,533	—	—	175,534
Cashless exercise of common stock warrant	—	—	24,837	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(16,171)	(16,171)
Balance as of March 31, 2021	—	—	94,143,694	9	459,756	—	(268,338)	191,427
Exercise of stock options	—	—	525,670	—	959	—	—	959
Stock-based compensation	—	—	—	—	2,896	—	—	2,896
Cashless exercise of common stock warrant	—	—	103,806	—	—	—	—	—
Issuance of common stock to settle restricted stock units	—	—	8,170	—	—	—	—	—
Withholding taxes for the net share settlement of restricted stock units	—	—	(1,174)	—	(29)	—	—	(29)
Other comprehensive loss	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(14,379)	(14,379)
Balance as of June 30, 2021	—	—	94,780,166	9	463,582	(36)	(282,717)	180,838
Exercise of stock options	—	—	534,025	—	1,023	—	—	1,023
Stock-based compensation	—	—	—	—	2,995	—	—	2,995

Issuance of Class A common stock upon closing of follow-on offering	—	—	2,000,000	1	45,524	—	—	45,525
Issuance of common stock to settle restricted stock units	—	—	13,850	—	—	—	—	—
Other comprehensive Income	—	—	—	—	—	8	—	8
Net loss	—	—	—	—	—	—	(14,715)	(14,715)
Balance as of September 30, 2021	—	$—	97,328,041	$10	$513,124	$(28)	$(297,432)	$215,674
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2019	65,928,261	$246,905	10,647,380	$1	$20,483	$(203,725)	$(183,241)
ASC 842 adoption (eff. January 1, 2020)	—	—	—	—	—	(565)	(565)
Exercise of stock options	—	—	118,685	—	10	—	10
Stock-based compensation	—	—	—	—	1,442	—	1,442
Net loss	—	—	—	—	—	(13,215)	(13,215)
Balance as of March 31, 2020	65,928,261	246,905	10,766,065	1	21,935	(217,505)	(195,569)
Exercise of stock options	—	—	193,030	—	232	—	232
Stock-based compensation	—	—	—	—	1,966	—	1,966
Net loss	—	—	—	—	—	(6,657)	(6,657)
Balance as of June 30, 2020	65,928,261	246,905	10,959,095	1	24,133	(224,162)	(200,028)
Exercise of stock options	—	—	1,729,601	—	1,568	—	1,568
Stock-based compensation	—	—	—	—	1,649	—	1,649
Preferred Stock - Series C - Warrant Exercise	42,677	136	—	—	—	—	—
Net loss	—	—	—	—	—	(11,004)	(11,004)
Balance as of September 30, 2020	65,970,938	$247,041	12,688,696	$1	$27,350	$(235,166)	$(207,815)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(45,265)	$(30,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,147	3,868
Stock-based compensation expense	9,389	5,057
Reduction in the carrying amount of right-of-use assets	3,201	2,882
Changes in fair value of convertible preferred stock warrants and others	1,768	166
Changes in operating assets and liabilities:
Accounts receivable, net	(72)	1,032
Inventory, net	(587)	31
Other current and non-current assets	(4,720)	(176)
Accounts payable	574	6,029
Accrued and other current liabilities	14,082	4,252
Seller payable	4,582	4,023
Operating lease liabilities	(3,235)	(2,851)
Other non-current liabilities	4	1,700
Net cash used in operating activities	(14,132)	(4,863)
Cash flows from investing activities
Purchases of marketable securities	(102,715)	—
Maturities of marketable securities	1,600	—
Purchase of property and equipment	(15,207)	(14,359)
Net cash used in investing activities	(116,322)	(14,359)
Cash flows from financing activities
Proceeds from debt issuance, net of issuance costs	4,625	13,427
Repayment of debt	(2,000)	(1,190)
Proceeds from issuance of Class A common stock upon initial public offering and the follow-on offering, net of underwriting discounts and commissions	226,905	—
Proceeds from exercise of common stock options and withholding taxes for the net share settlement of restricted stock units	3,753	1,810

Payment of costs for the initial public offering and the follow-on offering	(4,251)	(651)
Net cash provided by financing activities	229,032	13,396
Net increase (decrease) in cash, cash equivalents and restricted cash	98,578	(5,826)
Cash, cash equivalents and restricted cash
Beginning of period	67,539	87,853
End of period	$166,117	$82,027
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Organization and Description of Business
ThredUp Inc. (“ThredUp” or “Company”) was formed as a corporation in the State of Delaware in January 2009. ThredUp is a large resale platform that enables consumers to buy and sell secondhand women’s and kid’s apparel, shoes and accessories. The Company conducts its marketing and administrative functions from Oakland, California and Scottsdale, Arizona and operates its fulfillment centers in Pennsylvania, Georgia and Arizona.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on March 25, 2021 by the Securities and Exchange Commission (“SEC”), and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 26, 2021. Upon the closing of the IPO, the Company sold 13,800,000 shares of Class A common stock to the public at a price of $14.00 per share. The aggregate net proceeds were $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million.

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

Follow-on Public Offering
On August 2, 2021, the Company issued and sold 2,000,000 shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were $45.5 million, after deducting $3.3 million of underwriting discounts and commissions and offering costs. Refer to Note 8, Common Stock and Common Stock Warrants for more details.
Acquisition of Remix Global AD (“Remix”)
On July 24, 2021, the Company entered into Share Purchase Agreements with the shareholders of Remix, a fashion resale company headquartered in Sofia, Bulgaria, to purchase 100% of the outstanding equity interests of Remix and its subsidiary (the “Remix Acquisition”). Upon the closing of the Remix Acquisition on October 7, 2021, the Company paid approximately $19.2 million in cash (including the repayment of approximately $12.1 million in outstanding debt of Remix). Shortly after the closing, the company paid approximately $6.2 million of other Remix liabilities. Subject to customary purchase price adjustments, the Company will also pay approximately $3.5 million in the form of 130,597 shares of newly-issued Class A common stock to be issued 18 months following the closing of the Remix Acquisition. With this acquisition, the Company adds a complementary operational infrastructure and an experienced management team to enable its expansion into Europe.
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment, allowance for sales returns, allowance for bad debts, breakage on loyalty points and rewards, valuation of inventory, warrants, stock-based compensation, valuation of right-of-use assets and income taxes. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2021, and the results of operations and cash flows for the interim periods presented.

The Company has not included the Statements of Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 as the components of other comprehensive income (loss) for these periods have been immaterial.

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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
Revenue Recognition
Revenue from Loyalty Reward Redemption or Expiration
Revenue recognized from loyalty reward redemption or expiration was $3.6 million and $2.3 million for the three months ended September 30, 2021 and 2020, respectively, and $10.3 million and $3.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$160,912	$64,485
Restricted cash, current and non-current	5,205	3,054
Total cash, cash equivalents and restricted cash	$166,117	$67,539
Restricted cash, non-current of $4.4 million and $2.7 million is included in the other assets in the condensed consolidated balance sheets statements as of September 30, 2021 and December 31, 2020, respectively.
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
Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of September 30, 2021 and December 31, 2020, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
3.Financial Instruments and Fair Value Measurements
The following table provides the financial instruments measured at fair value (in thousands):

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market fund	$88,768	$—	$—	$88,768
U.S. treasury securities	26,212	—	—	26,212
Commercial paper	—	500	—	500
Corporate debt securities	57,641	—	—	57,641
U.S. government agency bonds	16,910	—	—	16,910
Total financial assets	$189,531	$500	$—	$190,031
Classified as:
Cash and cash equivalents				$89,269
Marketable securities				100,762
				$190,031
For the three and nine months ended September 30, 2021, unrealized gains and losses on available-for-sale debt securities were immaterial.
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
There were no transfers between levels during the periods presented. For the three and nine months ended September 30, 2021, the Company recognized no material realized gains or losses on marketable securities. As of September 30, 2021, out of the $100.8 million carrying amount of market securities, $21.1 million had a contractual maturity date of less than one year and $79.7 million had a contractual maturity date between one to two years.
4.Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2021	2020
Property and equipment	$67,668	$55,221
Less: accumulated depreciation and amortization	(18,217)	(14,090)
Property and equipment, net	$49,451	$41,131
Depreciation and amortization expense of property and equipment was $2.2 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively, and $6.1 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
5.Other Balance Sheet Details
Accrued and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Gift card and site credit liabilities	$11,597	$9,362
Accrued vendor liabilities	6,941	3,407
Allowance for returns	6,671	3,389
Deferred revenue	6,160	5,094
Accrued compensation	4,877	3,443
Accrued taxes	4,455	4,594
Accrued other	5,726	3,252
	$46,427	$32,541
6.Lease Agreements
The Company’s operating lease expense was $1.6 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $5.5 million and $4.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Maturities of operating lease liabilities were as follows as of September 30, 2021 (in thousands):

Amount
Remainder of 2021	$771
2022	4,519
2023	4,508
2024	4,156
2025	2,760
Thereafter	12,292
Total lease payments	29,006
Less: imputed interest	7,024
Total lease liabilities	21,982
Less: current lease liabilities	2,757
Total non-current lease liabilities	$19,225
In September 2021, the Company entered into an agreement to lease a storage, warehousing, office and distribution center in Dallas County, Texas (the “DC07 Lease”). The DC07 Lease is expected to commence in the fourth quarter of 2021 with an original term of 123 months. The base rent is approximately $28.1 million in aggregate. The landlord will provide the Company with a tenant improvement allowance of up to $8.8 million. In connection with the DC07 Lease, the Company is required to maintain a letter of credit for the benefit of the landlord in the amount of $4.3 million, of which $2.2 million was delivered in September 2021 and is included in restricted cash, non-current in the other assets in the condensed consolidated balance sheets statements as of September 30, 2021.
7.Long-term Debt and Convertible Preferred Stock Warrants
The Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank (“Bank”) for an aggregate amount up to $40.0 million to refinance its Loan and Security Agreement with

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2021, the nominal interest rate was 5.50% and the effective interest rate was 6.65%. The Company is in compliance with the covenants as of September 30, 2021.

The maturities of the loan agreement as of September 30, 2021 are as follows (in thousands):

Amount
Remainder of 2021	$2,000
2022	8,000
2023	8,000
2024	20,000
Thereafter	—
Total future principal	38,000
Less: unamortized debt discount	765
Less: current portion of long-term debt	7,757
Non-current portion of long-term debt	$29,478
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
On August 2, 2021, the Company completed a follow‑on public offering of Class A common stock at a price of $24.25 per share. The Company issued and sold 2,000,000 shares of Class A common stock. The aggregate net proceeds were $45.5 million after deducting $3.3 million of underwriting discounts and commissions and offering costs. The selling stockholders sold 5,388,024 shares of Class A common stock (including 963,655 shares that were offered and sold pursuant to the full exercise of the underwriters’ option to purchase additional shares), which were converted from Class B common stock. The Company did not receive any of the proceeds from the sale of the Class A common stock by the selling stockholders.
During the nine months ended September 30, 2021, the Company issued 128,643 shares of Class B common stock through cashless net exercises of the entire 164,973 shares underlying Class B common stock warrants. No Class B common stock warrants were outstanding as of September 30, 2021.

The table below summarizes the Class A common stock and Class B common stock issued and outstanding as of September 30, 2021.

	As of September 30, 2021
	Authorized	Issued and Outstanding
Common stock Class A	1,000,000,000	32,534,812
Common stock Class B	120,000,000	64,793,229
Total common stock	1,120,000,000	97,328,041
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
As of September 30, 2021, no stock options were granted under the 2021 Plan. As of September 30, 2021, 380,679 restricted stock units were granted under the 2021 Plan.
2021 Employee Stock Purchase Plan

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by the stockholders in March 2021. The ESPP became effective on March 24, 2021. The first offering period began on March 25, 2021, and there was $0.4 million in stock-based compensation related to the ESPP for the nine months ended September 30, 2021.
IPO Options Under the 2010 Plan
In August 2020, the Company’s board of directors approved stock options for 3,588,535 common shares to be granted to certain officers and employees with an exercise price of $2.05 per share. 50% of the options granted vest over a four-year period commencing on the effective date of the IPO. The remaining 50% of the options granted vest over a four-year period commencing on the one-year anniversary of the IPO. As these stock options vest upon the satisfaction of both a time-based condition and a performance condition, the fair value of these stock options of $6.7 million, in aggregate, will be recognized as compensation expense over the requisite service period using the accelerated attribution method. In the three and nine months ended in September 30, 2021, $0.6 million and $2.8 million, respectively, was recognized as compensation expense from such stock options subject to these performance conditions.
Stock-based Compensation
Total stock-based compensation expense by department is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operations, product and technology	$1,024	$987	$3,358	$2,572
Marketing	341	278	1,067	734
Sales, general and administrative	1,630	384	4,964	1,751
Total stock-based compensation expense	$2,995	$1,649	$9,389	$5,057
As of September 30, 2021, there was approximately $23.1 million of total unrecognized stock-based compensation expense related to unvested options granted to employees under the Company’s stock option plan that is expected to be recognized over a weighted average period of 1.17 years. As of September 30, 2021, there was approximately $0.1 million of total unrecognized compensation expense related to unvested awards under the ESPP that is expected to be recognized over a weighted average period of 0.17 years.
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
11.Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and nine months ended September 30, 2021 and 2020 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2021 and 2020, respectively. Since the Company is in a full valuation allowance position, due to losses incurred since inception, the provision for taxes consist solely of certain state income taxes. The Company has no uncertain tax positions or any unrecognized tax benefits.
12.Net Loss Per Share Attributable to Common Stockholders
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	As of September 30,
	2021	2020
Outstanding stock options	20,795,697	23,093,405
Restricted stock units	352,031	—
Employee stock plan purchases	101,305	—
Convertible preferred stock	—	65,970,938
Outstanding convertible preferred stock warrants	—	133,015
Total	21,249,033	89,197,358

13.    Subsequent Event
On October 7, 2021, the Company closed the Remix Acquisition. Refer to Note 1, Organization and Description of Business for more details.

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
Recent Business Developments
Initial Public Offering
Historically, we have financed our operations primarily through private sales of equity securities and debt. Our registration statement related to the initial public offering (the “IPO”) was declared effective on March 25, 2021 by the Securities and Exchange Commission (the “SEC”), and our Class A common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on March 26, 2021. Upon the completion of our IPO, we sold 13,800,000 shares of Class A common stock at a price to the public of $14.00 per share. We received aggregate net proceeds of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million.
Follow-on Public Offering
On August 2, 2021, we issued and sold an aggregate of 2,000,000 shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were approximately $45.5 million, after deducting offering costs of $1.1 million and underwriting discounts and commissions of $2.2 million.
Acquisition of Remix Global AD
On July 24, 2021, we entered into Share Purchase Agreements (collectively, the “Share Purchase Agreement”), with the shareholders of Remix Global AD (“Remix”), a fashion resale company headquartered in Sofia, Bulgaria, to purchase 100% of the outstanding equity interests of Remix and its subsidiary (the “Remix Acquisition”). On October 7, 2021, the cash paid upon closing was approximately $19.2 million. Shortly after the closing, the company paid approximately $6.2 million of other Remix liabilities. Subject to customary purchase price adjustments, we will also pay $3.5 million in the form of 130,597 shares of newly-issued Class A common stock to be issued 18 months following the closing of the Remix Acquisition. With this acquisition, we add a complementary operational infrastructure and an experienced management team to enable our expansion into Europe.

COVID-19 Impact
In December 2019, a novel strain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has adversely impacted businesses worldwide and has impacted aspects of our business and operations.

In March 2020, we shifted all of our corporate employees and contract engineers to a remote work model and implemented additional measures to better enable remote work. As of September 30, 2021 our remote work model remains in place.
Financial Impact
In the nine months ended September 30, 2021, we saw increased demand, which we believe was partly related to COVID-19 recovery and re-opening efforts such as the vaccine roll out, easing of social distancing restrictions and federal stimulus legislation. We also saw increased operating expenses due to the additional labor costs associated with increased processing to support the demand experienced to date and in anticipation of accelerating demand. The growth in net loss is primarily related to the growth in operating expenses.
Impact on Processing at our Distribution Centers
During the three months ended September 30, 2021, the number of unprocessed Clean Out Kits increased, when compared to the prior quarter, as we lifted temporary restrictions on the ability of sellers to order Clean Out Kits at the end of February 2021, resulting in more Clean Out Kits being received.
We still face challenges in hiring and retaining employees and have implemented compensation and benefits programs to enhance hiring and retention, which has contributed to higher Cost of Revenue and higher Operations, Product and Technology expenses. These programs are primarily aimed at mitigating the macro trend of increased competition for labor, including seasonal employment opportunities.
We have been monitoring and continue to monitor the impact of COVID-19 on our business and operations. We expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business, results of operations and financial condition, including our revenue and cash flows, for at least the remainder of 2021 and early 2022. For instance, a slowdown or further uncertainty in the U.S. economy, as well as a decrease in government stimulus packages, may result in additional changes in buyer and seller behavior, which could cause either a potential reduction in discretionary spending on our marketplace or increased activity on our marketplace as customers look for high-value, lower-priced alternatives. In particular, following the stimulus package in March 2021, we experienced a brief increase in Orders followed by a return to expected Orders activity. Additionally, future developments, such as new information which may emerge concerning COVID-19, the new COVID-19 strains (e.g. delta variant), and the actions to contain the coronavirus or treat its impact, could have an adverse impact to our business. Due to the unknown duration and unprecedented impact of the COVID-19 pandemic and the range of national, state and local responses thereto, the related financial impact on our business could change and cannot be accurately predicted at this time. See the section titled “Risk Factors—Risks Relating to our Business and Industry—The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.”

Overview of Third Quarter Results
Revenue: Total revenue was a record at $63.3 million, an increase of 35% year-over-year.
Gross Profit and Margin: Gross profit totaled $46.1 million representing growth of 41% year-over-year. Gross margin expanded by 300 basis points to 73% from 70% in the comparable quarter last year.
Net Loss: GAAP net loss was $14.7 million for the third quarter 2021, compared to a GAAP net loss of $11.0 million for the third quarter 2020.
Adjusted EBITDA: Adjusted EBITDA loss was $7.8 million, a negative 12% of revenue, compared to Adjusted EBITDA loss of $7.5 million for the third quarter 2020, a negative 16% of third quarter 2020 revenue.
Active Buyers and Orders: Total third quarter 2021 Active Buyers of 1.44 million and Orders of 1.30 million grew 14% and 28%, respectively, over the comparable quarter last year.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Active Buyers (as of period end)	1,439	1,257	1,439	1,257
Orders	1,300	1,012	3,646	2,966
Net loss	$(14,715)	$(11,004)	$(45,265)	$(30,876)
Adjusted EBITDA(1)	$(7,816)	$(7,473)	$(25,971)	$(21,170)
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
Adjusted EBITDA
Adjusted EBITDA means net loss adjusted to exclude, where applicable in a given period, depreciation and amortization, stock-based compensation expense, acquisition and offering related expenses, interest expense, change in fair value of convertible preferred stock warrant liability and provision for income taxes. We use Adjusted EBITDA to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Adjusted EBITDA Reconciliation:
Net loss	$(14,715)	$(11,004)	$(45,265)	$(30,876)
Depreciation and amortization	2,248	1,425	6,147	3,868
Stock-based compensation expense	2,995	1,649	9,389	5,057
Acquisition and offering related expenses	1,020	—	1,020	—
Interest expense	619	368	1,751	865
Change in fair value of convertible preferred stock warrant liability	—	89	930	(84)
Provision for income taxes	17	—	57	—
Adjusted EBITDA	$(7,816)	$(7,473)	$(25,971)	$(21,170)

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Revenue:	(in thousands, except per share data)
Consignment	$48,071	$33,657	$141,356	$103,885
Product	15,203	13,275	37,557	38,697
Total revenue	63,274	46,932	178,913	142,582
Cost of revenue:
Consignment	10,080	7,984	31,599	25,097
Product	7,100	6,172	17,370	19,072
Total cost of revenue	17,180	14,156	48,969	44,169
Gross profit	46,094	32,776	129,944	98,413
Operating expenses:
Operations, product and technology	32,081	25,856	91,455	73,480
Marketing	16,941	10,614	48,344	34,513
Sales, general and administrative	12,569	6,891	34,206	20,762
Total operating expenses	61,591	43,361	174,005	128,755
Operating loss	(15,497)	(10,585)	(44,061)	(30,342)
Interest expense	(619)	(368)	(1,751)	(865)
Other (expense) income, net	1,418	(51)	604	331
Loss before provision for income taxes	(14,698)	(11,004)	(45,208)	(30,876)
Provision for income taxes	17	—	57	—
Net loss	$(14,715)	$(11,004)	$(45,265)	$(30,876)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.93)	$(0.65)	$(2.77)

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Consignment revenue	$48,071	$33,657	$14,414	43%	$141,356	$103,885	$37,471	36%
Product revenue	15,203	13,275	1,928	15%	37,557	38,697	(1,140)	(3)%
Total revenue	$63,274	$46,932	$16,342	35%	$178,913	$142,582	$36,331	25%
Consignment revenue as a % of total revenue	76%	72%			79%	73%
Product revenue as a % of total revenue	24%	28%			21%	27%
The $16.3 million change in total revenue represents a 35% increase in total revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily attributable to a 28% increase in Orders and a 5% increase in revenue per Order over the same period. The 28% increase in Orders was primarily driven by growth in Active Buyers of 14% over the same period mainly due to our increased marketing and advertising efforts.
The $36.3 million change in total revenue represents a 25% increase in total revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily attributable to a 23% increase in Orders and a 2% increase in revenue per Order over the same period. The 23% increase in Orders was primarily driven by growth in Active Buyers of 14% and partially offset by a 7% decrease in Order per Active Buyer over the same period. The growth in Active Buyers was mainly due to our increased marketing and advertising efforts.

Consignment sales result in higher gross profit margin than product sales because revenue for consignment sales is recognized net of seller payouts, whereas, for product sales, seller payouts are recognized as a component of cost of revenue, leading to different gross margin profiles between consignment sales and product sales.
We believe that our total revenue will increase sequentially in the fourth quarter of 2021 primarily due to the inclusion of the acquired Remix business.
Consignment Revenue
The $14.4 million change in consignment revenue represents a 43% increase in consignment revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily attributable to the mix shift from product to consignment sales, which resulted in consignment sales representing 76% of our total revenue mix, up 400 basis points from 72% in the three months ended September 30, 2020.
The $37.5 million change in consignment revenue represents a 36% increase in consignment revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily attributable to the mix shift from product to consignment sales, which resulted in consignment sales representing 79% of our total revenue mix, up 600 basis points from 73% in the nine months ended September 30, 2020.

Product Revenue
The $1.9 million change in product revenue represents a 15% increase in product revenue for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, and was primarily attributable to a 35% increase in total revenue. The increase was partially offset by a mix shift from product to consignment sales, which resulted in product sales representing 24% of our total revenue mix, a 400 basis point decrease from 28% in the three months ended September 30, 2020.
The $1.1 million change in product revenue represents a 3% decrease in product revenue for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, and was primarily attributable to the mix shift from product to consignment sales, which resulted in product sales representing 21% of our total revenue mix, a 600 basis point decrease from 27% in the nine months ended September 30, 2020.
Cost of Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,080	$7,984	$2,096	26%	$31,599	$25,097	$6,502	26%
Cost of product revenue	7,100	6,172	928	15%	17,370	19,072	(1,702)	(9)%
Total cost of revenue	$17,180	$14,156	$3,024	21%	$48,969	$44,169	$4,800	11%
Gross profit	$46,094	$32,776	$13,318	41%	$129,944	$98,413	$31,531	32%
Gross profit margin	73%	70%			73%	69%
Cost of revenue as a % of total revenue	27%	30%			27%	31%
Cost of consignment revenue as a % of total cost of revenue	59%	56%			65%	57%
Cost of product revenue as a % of total cost of revenue	41%	44%			35%	43%
Total cost of revenue as a percentage of total revenue, decreased 300 basis points from 30% for the three months ended September 30, 2020 to 27% for the three months ended September 30, 2021.
Total cost of revenue as a percentage of total revenue, decreased 400 basis points from 31% for the nine months ended September 30, 2020 to 27% for the nine months ended September 30, 2021.
During both the three and nine months periods ended September 30, 2021 a revenue mix shift from product to consignment sales resulted in decreased costs of revenue as a percent of revenue as consignment revenue has a higher gross margin profile.

Cost of Consignment Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,080	$7,984	$2,096	26%	$31,599	$25,097	$6,502	26%
As a percent of consignment revenue	21%	24%			22%	24%
Consignment gross margin	79%	76%			78%	76%
The $2.1 million change in cost of consignment revenue represents a 26% increase in the cost of consignment revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
The $6.5 million change in cost of consignment revenue represents a 26% increase in the cost of consignment revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The increased cost of consignment revenue in both the three and nine month periods ended September 30, 2021 was primarily driven by higher consignment revenue and related costs outlined in the below table. Consignment gross margin increased 300 basis points to 79% for the three months ended September 30, 2021 compared to 76% for the three months ended September 30, 2020. Consignment gross margin increased 200 basis points to 78% for the nine months ended September 30, 2021 compared to 76% for the three months ended September 30, 2020. Consignment revenue growth outpaced the increase in outbound shipping and packaging costs due to increased revenue per order and efficiencies in our shipping process in both periods.

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Outbound shipping	$6,767	$5,710	$1,057	19%	$22,826	$18,089	$4,737	26%
Direct labor	2,333	1,578	755	48%	6,116	5,191	925	18%
Packaging	768	544	224	41%	2,301	1,547	754	49%
Other	212	152	60	39%	356	270	86	32%
Total cost of consignment revenue	$10,080	$7,984	$2,096	26%	$31,599	$25,097	$6,502	26%

Cost of Product Revenue

	Three months ended September 30,		Change		Nine months ended September 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of product revenue	$7,100	$6,172	$928	15%	$17,370	$19,072	$(1,702)	(9)%
As a percent of product revenue	47%	46%			46%	49%
Product gross margin	53%	54%			54%	51%
The $0.9 million change in cost of product revenue represents a 15% increase in the cost of product revenue for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
The $1.7 million change in cost of product revenue represents a 9% decrease in the cost of product revenue for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
The increased cost of product revenue in the three month period ended September 30, 2021 was primarily driven by higher product revenue. The decreased cost of product revenue in the nine month period ended September 30, 2021 was primarily driven by lower product revenue, partially offset by increased product gross margin due to a higher average selling price per item and lower costs as outlined in the below table.

	Three months ended September 30,		Change		Nine months ended September 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Inventory costs	$4,508	$3,462	$1,046	30%	$10,369	$10,473	$(104)	(1)%
Outbound shipping	1,845	1,979	(134)	(7)%	5,178	6,265	(1,087)	(17)%
Direct labor	601	540	61	11%	1,358	1,794	(436)	(24)%
Packaging	146	191	(45)	(24)%	465	540	(75)	(14)%
Total cost of product revenue	$7,100	$6,172	$928	15%	$17,370	$19,072	$(1,702)	(9)%
We believe that our gross profit will increase and our gross profit margin will be lower sequentially in the fourth quarter due to the inclusion of the acquired Remix business.

Operating Expenses

	Three months ended September 30,		Change		Nine months ended September 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Operations, product and technology	$32,081	$25,856	$6,225	24%	$91,455	$73,480	$17,975	24%
Marketing	16,941	10,614	6,327	60%	48,344	34,513	13,831	40%
Sales, general and administrative	12,569	6,891	5,678	82%	34,206	20,762	13,444	65%
Total operating expenses	$61,591	$43,361	$18,230	42%	$174,005	$128,755	$45,250	35%
Operations, product and technology as a % of total revenue	51%	55%			51%	52%
Marketing as a % of total revenue	27%	23%			27%	24%
Sales, general and administrative as a % of total revenue	20%	15%			19%	15%
Operating expenses increased $18.2 million, or 42%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Gross profit increased $13.3 million, or 41% growth in the same period.
Operating expenses increased $45.3 million, or 35%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Gross profit increased $31.5 million, or 32% growth in the same period.
Operating expenses for the three and nine months ended September 30, 2021 have been growing faster than our gross profit growth for the same periods as we continue to invest in the expansion of distribution center processing capacity, marketing efforts, and infrastructure to support being a public company.
Results by operating expenses line item are discussed below.

Operations, Product and Technology

	Three months ended September 30,		Change		Nine months ended September 30,		Change

	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$20,218	$15,260	$4,958	32%	$58,169	$42,268	$15,901	38%
Facilities and other allocated costs	6,696	5,973	723	12%	19,197	17,801	1,396	8%
Inbound shipping	4,987	4,084	903	22%	13,619	12,247	1,372	11%
Other	180	539	(359)	(67)%	470	1,164	(694)	(60)%
Total operations, product and technology expenses	$32,081	$25,856	$6,225	24%	$91,455	$73,480	$17,975	24%
Operations, product and technology as % of total revenue	51%	55%			51%	52%
Personnel-related costs increased by 32% from $15.3 million for the three months ended September 30, 2020 to $20.2 million for the three months ended September 30, 2021 due to a 32% increase in average headcount for operations, research and development as of third quarter 2021 compared to third quarter 2020. Personnel-related costs increased by 38% from $42.3 million for the nine months ended September 30, 2020 to $58.2 million for the nine months ended September 30, 2021 due to a 29% increase in the average headcount for operations, research and development. The increase in both periods was also due to increases in compensation at distribution centers primarily to attract and retain processing center staff in order to support our distribution center operations growth.
Facilities and other allocated costs increased by 12% from $6.0 million for the three months ended September 30, 2020 to $6.7 million for the three months ended September 30, 2021. Facilities and other allocated costs increased by 8% from $17.8 million for the nine months ended September 30, 2020 to $19.2 million for the nine months ended September 30, 2021. The increase in both periods was primarily due to the addition of our new Georgia distribution center in June 2020.
Inbound shipping costs increased by 22% from $4.1 million for the three months ended September 30, 2020 to $5.0 million for the three months ended September 30, 2021. Inbound shipping costs increased by 11% from $12.2 million for the nine months ended September 30, 2020 to $13.6 million for the nine months ended September 30, 2021. The increase in both periods was primarily due to higher shipping volumes and rates. We lifted restrictions on the ability of sellers to order Clean Out Kits at the end of February 2021, resulting in more Clean Out Kits being received.

Marketing

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Marketing and advertising costs	$14,651	$9,066	$5,585	62%	$41,614	$29,926	$11,688	39%
Other	2,290	1,548	742	48%	6,730	4,587	2,143	47%
Total marketing expense	$16,941	$10,614	$6,327	60%	$48,344	$34,513	$13,831	40%
Marketing as % of total revenue	27%	23%			27%	24%
Marketing and advertising costs increased 60% for the three months ended September 30, 2021, compared to 41% gross profit growth. Marketing and advertising costs increased 40% for the nine months ended September 30, 2021, compared to 32% gross profit growth. Marketing and advertising costs increased by 62% from $9.1 million for the three months ended September 30, 2020 to $14.7 million for the three months ended September 30, 2021 and 39% from $29.9 million for the nine months ended September 30, 2020 to $41.6 million for the nine months ended September 30, 2021. These increases were primarily due to increased efforts to attract new buyers to our marketplace because our growth rates during 2020 were impacted by COVID-19 pandemic.
Sales, General and Administrative

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$5,446	$3,260	$2,186	67%	$16,249	$10,195	$6,054	59%
Professional services	2,570	1,363	1,207	89%	5,861	3,315	2,546	77%
Payment processing fees	2,198	1,416	782	55%	6,024	4,703	1,321	28%
Other	2,355	852	1,503	176%	6,072	2,549	3,523	138%
Total sales, general and administrative costs	$12,569	$6,891	$5,678	82%	$34,206	$20,762	$13,444	65%
Sales, general and administrative as % of total revenue	20%	15%			19%	15%
Sales, general and administrative expense increased 82% for the three months ended September 30, 2021, compared to 41% gross profit growth. Sales, general and administrative expense increased 65% for the nine months ended September 30, 2021, compared to 32% gross profit growth. This increase in both periods was mainly the result of investments, primarily in personnel and professional services costs, made towards scaling our business and improving our processes as we became a public company.
Personnel-related costs increased from $3.3 million for the three months ended September 30, 2020 to $5.4 million for the three months ended September 30, 2021. Personnel-related costs increased from $10.2 million for the nine months ended September 30, 2020 to $16.2 million for the nine months ended September 30, 2021. The increases were primarily due to a 46% and a 31% average headcount increase in each comparative period, respectively, to support growth in our corporate functions and other costs related to being a public company. In addition, non-cash stock-based compensation increased by $1.2 million and $3.2 million for the three and nine months ended September 30, 2021, respectively.
Professional services costs increased 89% from $1.4 million for the three months ended September 30, 2020 to $2.6 million for the three months ended September 30, 2021. Professional services costs increased 77% from $3.3 million for the nine months ended September 30, 2020 to $5.9 million for the nine months ended September 30, 2021. The increases in both periods were mainly due to an increase in accounting, consulting and legal fees of $1.2 million and $2.5 million for the three and nine months ended September 30, 2021, respectively, for being a public company and for the Remix acquisition.
Payment processing fees increased 55% from $1.4 million for the three months ended September 30, 2020 to $2.2 million or the three months ended September 30, 2021. Payment processing fees increased 28% from $1.3 million for the nine months ended September 30, 2020 to $4.7 million for the nine months ended September 30, 2021. The increases in both periods were mainly due to an increase in overall sales.
Other expenses increased from $0.9 million for the three months ended September 30, 2020 to $2.4 million for the three months ended September 30, 2021. Other expenses increased from $2.5 million for the nine months ended September 30, 2020 to $6.1 million for the nine months ended September 30, 2021. The increases in both periods were mainly due to insurance and other costs related to being a public company and as well as technology and other costs to support our growing business.
We believe that our expenses in operations, product and technology, marketing, and sales, general and administrative will continue to increase sequentially in absolute dollars in the fourth quarter of 2021, primarily due to the inclusion of the Remix business. Additionally, we will continue to make investments in processing capacity for our future growth, increase marketing spend to acquire new customers and spend on infrastructure to support our development as a public company.
Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents of $160.9 million and an accumulated deficit of $297.4 million. Since our founding, we have generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. Additionally, we currently have a term loan facility with Western Alliance Bank. In March 2021, we completed our IPO for aggregate net proceeds of $175.5 million, net of offering costs, underwriter discounts and commissions of $17.7 million. In August 2021, we completed our follow-on public offering and sold an aggregate of 2,000,000 shares. The aggregate net proceeds were $45.5 million after deducting $3.3 million of underwriter discounts and commissions and offering costs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Nine months ended September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,132)	$(4,863)
Investing activities	(116,322)	(14,359)
Financing activities	229,032	13,396
Net increase (decrease) in cash, cash equivalents and restricted cash	$98,578	$(5,826)
Changes in Cash Flow from Operating Activities
For the nine months ended September 30, 2021, net cash used in operating activities was $14.1 million, which consisted of a net loss of $45.3 million, partially offset by non-cash charges of $20.5 million and a net change of $10.6 million in our operating assets and liabilities. The change in operating assets and liabilities is due to a $14.1 million increase in accrued and other current liabilities, primarily resulting from an increase in allowance for returns and accrued vendor liabilities due to higher operating expenses as we grow our business and a $4.6 million increase in seller payable due to the timing of payments. These changes were partially offset by a $4.7 million increase in other current and non-current assets resulting from an increase in prepaid insurance and a reduction in operating lease liabilities of $3.2 million resulting from the payment of leases.
For the nine months ended September 30, 2020, net cash used in operating activities was $4.9 million, which consisted of a net loss of $30.9 million, partially offset by a net change of $14.0 million in our operating assets and liabilities and non-cash adjustment of $12.0 million.
Changes in Cash Flow from Investing Activities
For the nine months ended September 30, 2021, net cash used in investing activities was $116.3 million, which was driven by $102.7 million in new purchases of marketable securities and $15.2 million of capital expenditures primarily for our distribution centers, partially offset by $1.6 million maturities of marketable securities.
For the nine months ended September 30, 2020, net cash used in investing activities was $14.4 million, which consisted of capital expenditures primarily for our distribution centers.
Changes in Cash Flow from Financing Activities
For the nine months ended September 30, 2021, net cash provided by financing activities was $229.0 million, which consisted mainly of $222.7 million in net proceeds from the sale of Class A common stock offerings, $4.6 million in net debt financing proceeds and $3.8 million from proceeds from exercise of common stock options and withholding taxes for the net share settlement of restricted stock units. These proceeds were partially offset by $3.6 million in offering costs paid for the IPO, $2.0 million in repayment of debt, and $0.6 million in offering costs paid for the follow-on offering.
For the nine months ended September 30, 2020, net cash provided by financing activities was $13.4 million, which consisted mainly of $13.4 million proceeds from net debt issuance and $1.8 million proceeds from exercise of common stock options. These proceeds were partially offset by a $1.2 million repayment of debt.
Contractual Obligations and Commitments
We entered into an additional $5.0 million term loan with Western Alliance Bank in February 2021, the contract to acquire Remix in July 2021 (Refer to Note 1, Organization and Description of Business), and into lease obligations of approximately $28.1 million in aggregate in September 2021 (Refer to Note 6, Lease Agreements). Other than this, there have been no material changes to our contractual obligations, as compared to those disclosed as of December 31, 2020 in the Prospectus.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of September 30, 2021, we had unrestricted cash and cash equivalents of $160.9 million and marketable securities of $100.8 million, consisting primarily of money market funds, corporate debt securities, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. Fluctuations in interest rates have not been significant to date. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term to intermediate term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Fluctuations in interest rates have not been significant to date.
Interest rates under our loan and security agreement with Western Alliance Bank are tied to the prime rate with a floor of 5.50% and therefore carry interest rate risk. As of September 30, 2021, we had borrowed $40.0 million under our loan and security agreement, with $38.0 million principal outstanding as of such date, at an interest rate of 5.50%. Fluctuations in interest rates have not been significant to date.
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
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
We lease facilities to store and accommodate the logistics infrastructure required to process, itemize, list, sell, pack and ship the secondhand items we sell through our marketplace and related channels of distribution, including our RaaS offerings. To grow our business, we must continue to improve and expand our distribution center operations, proprietary software and systems, and personnel in the geographic regions that have the resources necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each item that we offer through our marketplace is unique and requires multiple touch points, including inspection, evaluation, photography, pricing, application of a unique SKU, and fulfillment. This process is complex and, from time to time, we may have more Clean Out Kits coming in from sellers than we can timely process. For instance, in large part due to restrictions in our distribution centers as a result of COVID-19 safety precautions, governmental requirements and other COVID-19-related impacts, along with increased demand for our Clean Out Kit service, we currently have an elevated number of unprocessed Clean Out Kits containing secondhand items from sellers. We have also rapidly increased our operations employee headcount in recent years to support the growth of our business. The number of employees in our distribution centers increased to 1,570 as of December 31, 2020 from 835 as of December 31, 2018. While we experienced a temporary decrease in the number of employees in our distribution centers in the second quarter of 2020 due to the effects of COVID-19, we have restored and continued to grow our distribution center headcount. We expect that the number of employees in our distribution centers will increase significantly in the near term, particularly as and when concerns and restrictions due to COVID-19 abate. The market for these employees is increasingly competitive and is highly dependent on geographic location. We could be required to raise wages or introduce other compensation incentives to remain competitive, which could increase our costs and harm our results of operations. If we fail to effectively locate, hire and retain such personnel, our operations could be negatively impacted, which could harm our business, results of operations and financial condition.
Further, the success of our business depends on our ability to maintain our current distribution centers and secure additional distribution centers that meet our business needs and are also in geographic locations with access to a large, qualified talent pool. We have distribution centers across three strategic locations: Arizona, Georgia and Pennsylvania and we are building a new distribution center in Texas. Space in well-positioned geographic locations is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. Due to the competitive nature of the real estate market in the locations where we currently operate, we may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new distribution centers in optimal geographic locations, successfully and efficiently build out our newest distribution center in Texas or maintain our current distribution centers could harm our business, results of operations and financial condition.
If we are unable to successfully leverage technology to automate and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
We are continuing to build automation, machine learning and other capabilities to drive efficiencies in our distribution center operations. As we continue to enhance automation and add capabilities, our operations may become increasingly complex. While we expect these technologies to improve productivity in many of our merchandising operations, including processing, itemizing, listing and selling, any flaws, bugs or failures of such technologies could cause interruptions in and delays to our operations, which may harm our business. We are increasing our investment in technology, software and systems to support these efforts, but such investments may not increase productivity, maintain or improve the experience for buyers and sellers or result in more efficient operations. While we have created our own proprietary technology to operate our business, we also rely on technology from third parties. For example, to run our inbound operations, we leverage third-party machine learning software that analyzes data that we use in our proprietary algorithms for determining the optimal list price. We have also integrated third-party software to help operate our automated carousels and conveyors in our distribution centers. If these technologies do not increase our operational efficiency in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. If we are no longer able to rely on such third parties, we would be required to either seek licenses to technologies or services from other third parties and redesign aspects of business and operations to function with such technologies or services or develop such technologies ourselves, either of which would result in increased costs and could result in operational delays until equivalent technologies can be licensed or developed and integrated into our business and operations. In addition, if we are unable to enhance automation to our operations, we may be unable to reduce the costs of processing supply and fulfilling orders, which could cause delays in buyers receiving their purchases and sellers receiving their payouts. As a result, our reputation and our relationships with our buyers and sellers could be harmed, which could harm our business, results of operations and financial condition.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic and this contagious disease outbreak has continued to spread. The related public health measures, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. The fear associated with COVID-19, or any pandemic, and the reactions of governments around the world in response to COVID-19, or any pandemic, to regulate the flow of labor and products and impede the travel of individuals, have and may continue to impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. For example, due to shelter-in-place orders and mandatory business closures, in Georgia in particular, for a period of time, we were required to limit operations at our distribution centers, resulting in a delay in our ability to process our Clean Out Kits. Additionally, we have implemented enhanced safety and cleaning measures, resulting in increased costs. In compliance with local ordinances and to protect our workforce, we have also limited attendance in our corporate offices.
In addition, we implemented several cost-saving measures to address the challenges from the COVID-19 pandemic. For example, in the first quarter of 2020, we temporarily reduced marketing spend to take time to better understand the impact of COVID-19 on consumer demand. Additionally, in April 2020, we reduced salaries by 20% for the vast majority of corporate employees, whose full salaries were restored in January 2021, and in June 2020 we laid off the staff at our three small retail stores and permanently closed our retail stores during 2020. Further, we also have implemented promotional measures. Beginning in the second quarter of 2020, we chose to strategically increase discounts and incentives to encourage our existing buyer base to shop with us, as consumers generally prioritize value in times of economic uncertainty. The presence or absence of government stimulus funding programs, however, has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases through our marketplace site. Without timely and robust government stimulus funding programs, consumers would have less money to spend on apparel, which could harm our business, results of operations and financial condition. We are also impacted by the overall decrease in spending in the apparel sector during the pandemic as COVID-19 is still having an effect on consumers. In connection with this reduced social activity, the shift to wear-at-home clothing has also meant that some popular secondhand categories sold on thredUP, such as dresses and shoes, have been less in-demand than pre-COVID-19 pandemic levels, which affects our business, results of operations and financial condition.
Further, disruptions to our business operations have included and could include personnel absences, temporary closures of our distribution centers, further or ongoing reduced capacity at our distribution centers, delays in processing Clean Out Kits shipped by sellers to us, delays in our shipment of items purchased by our buyers, a slow-down in our ability to hire if we are unable to interview candidates in person, decreased foot traffic at and/or closure of our and our partners’ physical retail locations, disruptions in internet connections and a decrease or volatile patterns in spending on retail in general. For instance, decreased processing capacity at our distribution centers during the onset of the COVID-19 pandemic resulted in fewer items being listed as available for sale, which adversely impacted our revenue growth. Our third-party vendors and partners have also experienced and may continue to experience disruptions to their business operations, which in turn affects us. Our ability to receive supply and for our buyers to receive items on a timely basis may be negatively affected by many events outside of our control including, inclement weather, public health crises such as the COVID-19 pandemic, governmental regulations, labor disputes, macro supply chain issues and other factors.

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
The continued scope and duration of the COVID-19 pandemic, whether additional actions may be taken to contain the virus, the impact on our buyers, sellers and RaaS clients, the speed and extent to which markets fully recover from the disruptions caused by the COVID-19 pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with precision. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may heighten other risks disclosed in this report.
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
We store the majority of the secondhand items we offer through our marketplace in our current distribution centers in Arizona, Georgia and Pennsylvania. Our distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage to or catastrophic loss of secondhand items stored in one of our distribution centers, due to natural disasters or man-made disasters such as arson, theft or otherwise would result in liability to our sellers for the expected payout commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business.
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
We have in the past and may in the future seek to acquire businesses, products or technologies that we believe could complement our business, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations, systems and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired business, operations, systems, technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
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
Integrating Remix with our business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the Remix Acquisition, which may adversely affect our business, results of operations and financial condition.
If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, Remix into our existing operations, we may not be able to achieve the anticipated benefits of the Remix Acquisition, including growth opportunities. Even if the integration of Remix’s business is successful, we may not realize all of the anticipated benefits of the Remix Acquisition in the time frame anticipated, or at all. For example, events outside our control, such as changes in laws and regulations, as well as economic trends, including as a result of the COVID-19 pandemic, could adversely affect our ability to realize the expected benefits from the Remix Acquisition. Further, upon the closing of the Remix Acquisition, we became subject to additional laws and regulations, including those in the EEA, such as GDPR. Compliance with such laws and regulations will require resources and could be more costly and take more time than we anticipate, which could adversely affect our business.
An inability to realize the full extent of the anticipated benefits of the Remix Acquisition, as well as any delays encountered in the integration process, could have an adverse effect upon our business, revenue, operating expenses, results of operations and financial condition. In addition, it is possible that the integration process could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that may adversely affect our ability to maintain relationships with our buyers and RaaS clients or to achieve the anticipated benefits of the Remix Acquisition. Integration efforts also may divert management attention and resources. For all of these reasons, we may not be able to achieve the anticipated benefits of the Remix Acquisition, which could adversely affect our business, results of operations and financial condition and could cause the price of our Class A common stock to decline.
Remix may have liabilities that are not known to us.
Remix may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with the Remix Acquisition. Following the completion of the Remix Acquisition, we may learn additional information about Remix that materially and adversely affects us and Remix, such as unknown or contingent liabilities and liabilities related to compliance with applicable laws and regulations. Even if we were able to seek an indemnification claim under the Share Purchase Agreement for such liabilities, we may not be able to fully recover our potential losses. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, results of operations and financial condition.
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
Further, as our operations expand internationally, including in connection with the Remix Acquisition, we may become subject to additional laws and regulations relating to privacy and data protection. Foreign laws and regulations relating to privacy and data protection often are more restrictive than those in the United States. Regulatory authorities in the European Economic Area (the “EEA”), for example, traditionally have imposed stricter obligations under laws and regulations relating to privacy and data protection than the United States. In May 2018, the European Union’s regulation governing data practices and privacy called the General Data Protection Regulation (“GDPR”), became effective. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the EEA. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is greater. Aspects of data protection laws and regulations in the EEA, including those relating to cross-border data transfer and the use of cookies, are evolving rapidly and remain subject to substantial uncertainty. Additionally, outside of the EEA, many countries and territories have laws, regulations, or other requirements relating to privacy, data protection, information security, and localized storage of data, and new countries and territories are adopting such legislation or other obligations with increasing frequency. There is no harmonized approach to these laws and regulations globally. Consequently, international expansion, including in connection with the Remix Acquisition, increases our risk of non-compliance with applicable foreign data protection laws and regulations.

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
We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and are subject to similar anti-corruption and anti-bribery laws to the extent of the international expansion of our operations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and third-party business partners, representatives and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. If we further expand our business internationally beyond our minimal sales into Canada and our expansion into Europe in connection with the Remix Acquisition, our risks under these laws would increase.
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

As of December 31, 2019, we were not in compliance with our debt covenants regarding (i) limitations on capital expenditures, (ii) limitations on the maximum principal amount in our existing depository accounts without a control agreement, (iii) the requirement to transfer certain accounts to Western Alliance Bank and (iv) the delivery of financial information in a timely manner. As part of an amendment to the loan and security agreement in May 2020, the existing covenant defaults were waived and the covenants were revised to increase minimum cash and liquidity requirements, extend the timing of debt service requirements and add specific net revenue targets and revenue growth requirements. As part of a further amendment to the loan and security agreement in December 2020, the covenants were revised to amend the minimum cash and liquidity requirements, further extend the timing of debt service requirements, amend the specific net revenue targets and revenue growth requirements, and add a capital raising milestone requiring us to raise at least $50.0 million in equity or convertible debt by March 31, 2022, which was satisfied by the IPO. While we were in compliance with the revised covenants as of September 30, 2021, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2021, the holders of shares of our Class B common stock collectively owned shares representing approximately 95.2% of the voting power of our outstanding capital stock, and our directors, executive officers and their affiliates beneficially owned in the aggregate 68.2% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock.

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
Sales of substantial amounts of our Class A common stock in the public markets or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of September 30, 2021, we had outstanding a total of 32,534,812 shares of Class A common stock and 64,793,229 shares of Class B common stock.
Sales of a substantial number of shares or the perception that such sales may occur could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. Shares held by directors, executive officers and other affiliates will also be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.
In addition, as of September 30, 2021, we had 20,795,697 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock. All of the shares of Class B common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
As of September 30, 2021, the holders of up to 64,793,229 shares of our Class B common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
Our success depends largely upon the continued services of our executive officers and other key technical, operational and sales employees and contractors. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our founder and Chief Executive Officer, or other executive officers or key technical, operational and sales employees and contractors could harm our business. In addition, our future success will depend upon our ability to hire for key functions, such as engineering, data science and marketing, as well as distribution center employees. Such efforts will require significant time, expense and attention. Furthermore, oftentimes newly hired employees require significant training and time before they achieve full productivity.
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

Not applicable.

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

THREDUP INC.

Date:	November 8, 2021	By:	/s/ James Reinhart
James Reinhart
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2021	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)