Form 10-K
period 2021-12-31
ThredUp Inc.
filed 2022-03-22
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
______________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of Class A common stock, on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported on the Nasdaq Global Select Market on such date was approximately $1.34 billion.
The registrant had 58,400,430 shares of Class A common stock, $0.0001 par value per share, and 40,383,662 shares of Class B common stock, $0.0001 par value per share, outstanding as of March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to continue to generate revenue from new Resale-as-a-Service (“RaaS”) offerings that are our future sources of revenue;
•trends in our key financial and operating metrics;
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis;
•our ability to comply with laws and regulations;
•the effect of uncertainties related to the global COVID-19 pandemic, including as a result of the recent Omicron variant and any new strains or variants of the virus, and recovery therefrom on United States and global economies, our business, results of operations, financial condition, demand for secondhand and resale items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; and
•the increased expenses associated with being a public company.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law.
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
Part 1
Item 1.   Business.
thredUP is one of the world’s largest online resale platforms for women’s and kids’ apparel, shoes and accessories. Our mission is to inspire a new generation of consumers to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in April 2021.
thredUP’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplace we have built enables buyers to browse and purchase resale items for primarily women’s and kids’ apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers love thredUP because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. thredUP’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale.
In 2018, based on our success with consumers directly, we extended our platform to enable brands and retailers to participate in the resale economy. A number of the world’s leading brands and retailers are already taking advantage of our Resale-as-a-Service (“RaaS”) offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and form the backbone of the modern resale experience domestically and internationally.
In October 2021, we closed the acquisition of Remix Global AD (“Remix”), a fashion resale company headquartered in Sofia, Bulgaria, which further expands our reach to the European customer. With this acquisition, we added a complementary operational infrastructure and an experienced management team to enable our expansion into Europe. In addition, Remix’s product assortment extends our resale offering to include men’s items and items sourced from a variety of supply channels, such as wholesale supply.
We have built a differentiated and defensible operating platform to enable resale at scale, combining:

•Distributed Processing Infrastructure. Our infrastructure is purpose-built for “single SKU” logistics, meaning that every item processed is unique, came from or belongs to an individual seller and is individually tracked using its own stock keeping unit (“SKU”). We believe logistics and infrastructure have never been executed at our scale in the online resale market. As of December 31, 2021, we operated distribution centers that could collectively hold more than 7.3 million items in locations across the United States and Europe. Our operations are highly scalable, and we have the ability to process more than 100,000 unique SKUs per day across our existing distribution footprint. We drive continuous operational efficiency through proprietary technology and ongoing automation of our infrastructure. Our existing United States based distribution centers are located in Arizona, Georgia and Pennsylvania. In 2022, we anticipate opening another distribution center in Texas and have opened two smaller processing centers in Texas and Tennessee. By locating our facilities in strategic locations across the country we can be closer to our buyers and sellers, which allows us to reduce shipping times in transit, and lower our inbound and outbound shipping costs. Our European-based distribution center, which services nine countries in Central and Eastern Europe, is located in Sofia, Bulgaria.
•Proprietary Software and Systems. Our facilities run on a suite of our custom-built applications designed for “single SKU” operations. Our engineering team has implemented large-scale, innovative and patented automation for put-away, storage, picking and packing at scale. This automation results in reduced labor and fixed costs while increasing storage density and throughput capacity. Our proprietary software, systems and processes enable efficient quality assurance, item-attribution, sizing and photography.
•Data Science Expertise. We harness our robust, structured data set across our business to optimize economic decisions, such as pricing, seller payouts, item acceptance, merchandising and sell-through. We also leverage data to power efficient customer acquisition and lifetime engagement, and to provide a personalized shopping experience.
We generate revenue primarily from items that are sold to buyers on our websites and mobile app and from integration and service fees charged in connection with our RaaS offerings.
In 2019, we shifted to primarily consignment sales. With consignment sales, we recognize revenue net of seller payouts, and cost of revenue includes outbound shipping, outbound labor and packaging costs. With direct product sales, we recognize revenue on a gross basis, and cost of revenue mainly includes inventory cost, inbound shipping and inventory write-downs, as well as outbound shipping, outbound labor and packaging costs. Our buyers generally pay us upfront when they purchase an item.
We recognize revenue from our Remix platform primarily through direct product sales. We anticipate that over time revenue from the Remix platform will migrate to become primarily consignment sales as we introduce and expand the Clean Out Kit model that we pioneered in the United States market.
In mid-2021, we began structuring our RaaS offerings as sources of revenue. RaaS clients typically pay an upfront integration fee as well as ongoing service fees which are then recorded to consignment revenue. With RaaS, brands and retailers are leveraging our operating platform to deliver resale experiences to their customers across three main service modules: our Clean Out service, our cashout marketplace, and our full-service resale shops. This suite of offerings is called “Resale 360” and enables our RaaS clients to drive incremental revenue and access new customers while promoting a circular business model. As of December 31, 2021, we worked with 28 RaaS clients, including Adidas, Crocs, GAP, Madewell, Reformation and Walmart.
We have methodically scaled operating capacity and revenue, while increasing gross profit and improving our operating performance.
•As of December 31, 2021, we had 1.69 million Active Buyers, up 36% over December 31, 2020.

• In the year ended December 31, 2021, our buyers placed 5.3 million Orders, up 34% over December 31, 2020.
Human Capital Resources
As of December 31, 2021, we had 2,894 employees and professional contractors, including 2,496 distribution center employees. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good. We supplement our workforce with contractors and consultants in the United States and internationally, including Ukrainian information technology, or IT, specialists. These Ukrainian IT specialists, who provide services on our behalf, are registered as “private entrepreneurs” with the tax authorities of Ukraine and operate as independent contractors. While we do not anticipate a reduction in force due to conflict in Ukraine, we anticipate that at least some of our Ukrainian IT specialists may be unable to work while the conflict is unresolved.
Our human capital resources objective is to cultivate a high-performing team by recruiting, retaining, incentivizing and integrating our existing and new employees and professional contractors. Our culture is underpinned by our core values, including an unwavering commitment to learning, development, inclusion, diversity, equity and belonging. The core objective of our compensation program is to provide a package that will attract, motivate and reward exceptional employees who must operate in a highly competitive and technologically challenging environment.
Our Competitors
Although we have built a scaled and highly differentiated platform and managed marketplace, we face intense competition. Our competitors include other apparel retailers, particularly retailers at an off-price or fast-fashion price point, vendors of new and secondhand items, including branded goods stores, local, national and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer retailers, discount chains, independent retail stores, the online offerings of these traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar goods and services that we offer. Competitors offering the same or similar goods or services include:
•secondhand marketplaces, such as eBay Inc., Mercari, Inc., Poshmark, Inc., The RealReal, Inc., Vinted and Vestiaire Collective;
•large online retailers, such as Amazon.com, Inc., Target Corporation, Kohl’s Corporation and Walmart Inc.; and
•off-price retailers, such as Burlington Stores, Inc., Ross Stores, Inc. and The TJX Companies, Inc.
Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. See the section titled “Risk Factors—Risks Relating To Our Business and Industry—The market in which we participate is competitive and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants our business, results of operations and financial condition could be harmed.”
We compete primarily on the basis of buyer and seller experience, product quality and assortment, breadth of brand offering, convenience and price. We believe that we are able to compete effectively because we offer buyers a vast selection of high-quality, secondhand and resale items at compelling prices with a fun and easy to use interface. For sellers, we offer an easy, convenient, reliable and fast way to recycle and monetize or donate their secondhand items.
Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on a combination of patents, trademarks, copyrights, trade secrets, license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, as well as other legal and contractual rights, to establish and protect our proprietary rights.
As of December 31, 2021, we had six issued patents in the United States, four of which expire in 2035 and two of which expire in 2037. These patents are intended to protect our proprietary inventions relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. In addition, our proprietary algorithm technologies, other than those incorporated into a patent application, are protected by trade secret laws.
As of December 31, 2021, we have a total of 19 registered trademarks in the United States and six registered trademarks in non-United States jurisdictions. “THREDUP” and “Think Secondhand First” are our registered trademarks in the United States. We have additional registered trademarks in the United States and “THREDUP” is registered in certain other non-United States jurisdictions. We will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. Other trademarks and trade names referred to in this annual report are the property of their respective owners.
We also have registered domain names for websites that we use in our business, such as www.thredup.com and other variations.
Government Regulation
We are subject to a variety of United States federal and state laws that affect companies conducting business on the Internet and in the retail industry, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include laws governing the processing of payments, consumer protection and other laws regarding unfair and deceptive trade practices. These laws and regulations could make internet advertising more expensive, require burdensome disclosure to consumers or visitors to our website and restrict our ability to use consumer information to improve targeted advertisements. Further, these laws and regulations are often complex, sometimes contradict other laws, and are frequently still evolving. Laws and regulations may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business.
We are also subject to federal, state, and foreign laws and regulations regarding privacy and protection of consumer information. Our privacy policies describe our practices concerning the use, storage, transmission and disclosure of personal information, including buyer and seller data. Any failure by us to comply with our policies or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business.
Many jurisdictions in which we operate have enacted laws and regulations requiring notification to users when there is a security breach of personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. This growing focus on data privacy and regulation of e-commerce worldwide could impose additional compliance burdens and costs on us and could subject us to significant operational costs for internal compliance and risk to our business. Further, any failure by us to adequately protect the privacy and data of our sellers and buyers could result in a loss of confidence in our marketplaces, which could adversely affect our business.
Apparel, shoes and accessories sold by us are also subject to regulation in the United States by governmental agencies, including the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements, flammability testing and product safety. We are also subject to environmental laws, rules and regulations. Similarly, apparel, shoes and accessories sold by us are also subject to import regulations in the United States concerning the use of wildlife products for commercial and non-commercial trade, including the United States Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future.
Corporate Information
We were incorporated in 2009 under the name ThredUp Inc. as a Delaware corporation. Our principal executive offices are located at 969 Broadway, Suite 200, Oakland, CA 94607, and our telephone number is (415) 402-5202. Our website address is www.thredup.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (the "SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our Annual Meeting of Stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at ir.thredup.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. We have used, and intend to continue to use, our investor relations website, our Twitter account (@thredup), our LinkedIn account (https://www.linkedin.com/company/thredup) and our Chief Executive Officer's Linkedin account (https://www.linkedin.com/in/jamesgreinhart/), as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Further corporate governance information, including our corporate governance guidelines, composition of our board and its committees, and Code of Conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe to be material. If any of the risks actually occur, our business, results of operations, financial condition and prospects could be harmed. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those highlighted in this section titled “Risk Factors” and summarized below. We have various categories of risks, including risks relating to our business and industry, risks relating to information technology, intellectual property, data security and privacy, risks relating to legal, regulatory, accounting and tax matters, risks relating to our indebtedness and liquidity and risks relating to ownership of our Class A common stock, which are discussed more fully below. As a result, this risk factor summary does not contain all of the information that may be important to you, and you should read this risk factor summary together with the more detailed discussion of risks and uncertainties set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our business, activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. These risks include, but are not limited to, the following:
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
•We may not be able to expand our distribution center operations, attract and retain personnel to efficiently and effectively manage the operations required to process, itemize, list, sell, pack and ship secondhand and resale items or identify and lease distribution centers in geographic regions that enable us to effectively scale our operations.

•Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
•The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.
•Integrating Remix with our business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the Remix Acquisition, which may adversely affect our business, results of operations and financial condition.
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
•The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to our Initial Public Offering (“IPO”), including our directors, executive officers and their respective affiliates. This ownership will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may depress the trading price of our Class A common stock.
Risks Relating to Our Business and Industry
Our continued growth depends on attracting new, and retaining existing, buyers.
To expand our buyer base, we must appeal to and attract buyers who have historically purchased only new retail items or who used other means to purchase secondhand items, such as traditional brick-and-mortar thrift stores or the websites of other secondary marketplaces. We reach new buyers through paid search, social media, influencers, television and digital advertising, other paid marketing, press coverage, retail locations, our RaaS offerings, referral programs, organic word of mouth and other methods of discovery, such as converting sellers to buyers. We expect to continue investing heavily in these and other marketing channels in the future and cannot be certain that these efforts will enable us to attract and retain more buyers, result in increased purchase frequency or order sizes from our buyers or be cost-effective. Our ability to attract and retain buyers also depends on our ability to offer a broad selection of desirable and high-quality secondhand and resale items on our marketplace, the reliability of our shipping and delivery estimates, our ability to consistently provide high-quality customer experiences, our ability to promote and position our brand and marketplace and the success of our marketing efforts. Our investments in marketing may not effectively reach potential buyers and existing buyers, potential buyers or existing buyers may decide not to buy through us or the spend of buyers that purchase from us may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover, consumer preferences may change, and buyers may not purchase through our marketplace as frequently or spend as much with us as historically has been the case. As a result, the revenue generated from buyer transactions in the future may not be as high as the revenue generated from transactions historically. Incidentally, an inability to attract and retain buyers could harm our ability to attract and retain sellers, who may decide to resell their items through alternative platforms or marketplaces. Consequently, failure to attract new buyers and to retain existing buyers could harm our business, results of operations and financial condition.

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
We have experienced, and may continue to experience, rapid growth in certain recent periods, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls as well as our reporting systems and procedures. For example, our headcount has grown from 1,862 employees and professional contractors as of December 31, 2020 to 2,894 as of December 31, 2021, as we have scaled our business.
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
Our revenue was $251.8 million, $186.0 million and $163.8 million for the years ended December 31, 2021, 2020 and 2019 respectively, representing annual growth of 35% and 14%, respectively. In future periods, we may not be able to sustain or increase revenue growth rates consistent with recent history, or at all. Our revenue growth has been and may continue to be affected by the COVID-19 pandemic. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
•attract and retain new and existing buyers and sellers and grow our supply of high-quality secondhand items for resale through our marketplaces;
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
•adapt to changing conditions in our industry and related to the COVID-19 pandemic and measures implemented to manage its spread; and
•comply with regulations applicable to our business.
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
We experienced net losses of $63.2 million, $47.9 million and $38.2 million in the years ended December 31, 2021, 2020 and 2019, respectively. We expect to continue to incur net losses for the foreseeable future and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Because the market for secondhand items is evolving, particularly the online resale of secondhand items, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we expand our operations and infrastructure, make significant investments in our marketing initiatives, develop and introduce new technologies and automation and hire additional personnel. Additionally, during periods of increased investment in growth, we expect our operating expenses related to inbound processing, operations and technology could increase as a percentage of revenue. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow and comply with rules and regulations of being a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the value of our Class A common stock to decline.
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
•the level of supply and demand for secondhand items;
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
•our ability to effectively manage our international operations;
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

•pricing pressure as a result of competition, economic conditions, shipment delays or otherwise, including as a result of the effects of the COVID-19 pandemic;
•costs and timing of expenses related to the acquisition of talent, technologies, intellectual property or businesses, including potentially significant amortization costs and possible write-downs;
•public health crises, including the COVID-19 pandemic; and
•general economic conditions throughout the world, including inflation, military conflicts and geopolitical uncertainty and instability.
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
We may not be able to expand our distribution center operations, attract and retain personnel to efficiently and effectively manage the operations required to process, itemize, list, sell, pack and ship secondhand and resale items or identify and lease distribution centers in geographic regions that enable us to effectively scale our operations.
We lease facilities to store and accommodate the logistics infrastructure required to process, itemize, list, sell, pack and ship the secondhand and resale items we sell through our marketplace and related channels of distribution, including our RaaS offerings. To grow our business, we must continue to improve and expand our distribution center operations, proprietary software and systems, and personnel in the geographic regions that have the resources necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each item that we offer through our marketplace is unique and requires multiple touch points, including inspection, evaluation, photography, pricing, application of a unique SKU, and fulfillment. This process is complex and, from time to time, we may have more Clean Out Kits coming in from sellers than we can timely process. We have also rapidly increased our United States operations departmental employee headcount in recent years to support the growth of our business. The number of employees in our United States based distribution centers increased to 2,052 as of December 31, 2021 from 1,570 as of December 31, 2020. The market for these employees is increasingly competitive and is highly dependent on geographic location. We could be required to raise wages or introduce other compensation incentives to remain competitive, which could increase our costs and harm our results of operations. If we fail to effectively locate, hire and retain such personnel, our operations could be negatively impacted, which could harm our business, results of operations and financial condition.
Further, the success of our business depends on our ability to maintain our current distribution centers and secure additional distribution centers that meet our business needs and are also in geographic locations with access to a large, qualified talent pool. We have distribution centers across three strategic locations: Arizona, Georgia and Pennsylvania and we are building a new distribution center in Texas. We also have process centers in Tennessee and Texas. Space in well-positioned geographic locations is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. Due to the competitive nature of the real estate market in the locations where we currently operate, we may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new distribution centers in optimal geographic locations, successfully and efficiently build out our newest distribution center in Texas or maintain our current distribution centers could harm our business, results of operations and financial condition.
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
Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include high levels of unemployment, high consumer debt levels, fluctuating interest rates and credit availability, inflation, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires; unforeseen public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, political crises, such as terrorist attacks, war and other incidents of political instability or other catastrophic events, whether occurring in the United States or internationally.

Traditionally, consumer purchases of new retail items have declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. Such economic uncertainty and decrease in the rate of retail purchases in the primary market may slow the rate at which individuals choose to supply their secondhand items to us, which could result in a decrease of items available in our marketplace, and may also slow the rate at which individuals choose to buy secondhand items on our marketplace. For instance, from the beginning of the COVID-19 pandemic and throughout 2021, we experienced an increase in the supply of Clean Out Kits with secondhand items from sellers. Additionally, at the onset of the COVID-19 pandemic, we experienced a reduction in operations productivity at our distribution centers as we were unable to process Clean Out Kits at our normal rate. The presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases through our marketplace site. Further, we cannot guarantee that buyers will continue to buy at current rates if the economy worsens. Adverse economic changes could reduce consumer confidence, and thereby negatively affect our results of operations.
The market in which we participate is competitive and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants or maintain and develop strategic relationships with third parties, our business, results of operations and financial condition could be harmed.
The markets for secondhand and resale items are highly competitive. We compete with vendors of new and secondhand items, including branded goods stores, local, national and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer, retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar goods and services that we offer. We believe our ability to compete depends on many factors, many of which are beyond our control, including:
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
Many of our existing competitors have, and some of our potential competitors or potential alliances among competitors could have, substantial competitive advantages such as greater brand name recognition and longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower-cost shipping, broader supply, established relationships with a larger existing buyer and/or seller base, superior or more desirable secondhand items for sale or resale, greater customer service resources, greater financial, marketing, institutional and other resources than we do, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources than we do. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and derive greater revenue and profits from their existing buyer bases, adopt more aggressive pricing policies to build larger buyer or seller bases, or respond more quickly than we can to new or emerging technologies and changes in consumer shopping behavior.
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
Conditions in our market could also change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation or strategic changes we or our competitors make in response to the COVID-19 pandemic, and it is uncertain how our market will evolve. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer buyers and sellers, reduced revenue, gross profit, and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.
National retailers and brands set their own retail prices and promotional discounts on new items, which could adversely affect our value proposition to buyers and harm our business, results of operations and financial condition.
National retailers and brands set pricing for their own new retail items, which can include promotional discounts. Promotional pricing by these parties may adversely affect the relative value of secondhand items offered for resale with us, and, in turn, our revenue, results of operations and financial condition. In order to attract buyers to our marketplace, the prices for the secondhand and resale items sold through our marketplace may need to be lowered in order to compete with pricing strategies employed by national retailers and brands for their own new retail items, which could negatively affect revenue growth, results of operations and financial condition. We have experienced a reduction in our revenue in the past due to reductions and fluctuations in the price of new retail items sold by national retailers and brands, and we anticipate similar reductions and fluctuations could occur in the future, such as due to a decrease in the price of new retail items in light of the economic downturn caused by the COVID-19 pandemic. These pricing changes and promotional discounts could, as a result, adversely affect our business, results of operations and financial condition.
The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and this contagious disease outbreak has continued to spread. The related public health measures, including orders to shelter-in-place, travel restrictions, mandated business closures and vaccination mandates, have adversely affected work forces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. The fear associated with pandemics such as COVID-19 or the reactions of governments around the world in response to such pandemics, to regulate the flow of labor and products and impede the travel of individuals, have and may continue to impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. For example, due to shelter-in-place orders and mandatory business closures, in Georgia in particular, for a period of time, we were required to limit operations at our distribution centers, resulting in a delay in our ability to process our Clean Out Kits. Additionally, we have implemented enhanced safety and cleaning measures, resulting in increased costs. In compliance with local ordinances and to protect our workforce, we have also limited attendance in our corporate offices.
Further, on November 4, 2021, the United States Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an interim final rule requiring all employers with 100 or more employees to ensure that their employees are fully vaccinated or tested for COVID-19 on at least a weekly basis. While the United States Supreme Court stayed the federal vaccine mandate in January 2022, it is possible that the stay could be lifted or additional, more protective vaccine mandates may be announced by state or local jurisdictions that could impact our workforce and operations. We cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to result in attrition and impede our ability to recruit and retain our workforce.
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
The continued scope and duration of the COVID-19 pandemic (including the Delta and Omicron variants and any new strains or variants of the virus), whether additional actions may be taken to contain the virus, the impact on our buyers, sellers and RaaS clients, the speed and extent to which markets fully recover from the disruptions caused by the COVID-19 pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with precision. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may heighten other risks disclosed in this report.
Public health concerns, such as COVID-19, have resulted and could continue to result in social, economic and labor instability in the localities in which we or our vendors, buyers and sellers reside. Any of these uncertainties and actions we take to mitigate the effects of COVID-19 and uncertainties related to COVID-19 could harm our business, results of operations and financial condition. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Impact” for additional information about the impact of COVID-19 on our business.
Integrating Remix with our business may be more difficult, costly or time-consuming than expected, and we may not realize the expected benefits of the Remix Acquisition, which may adversely affect our business, results of operations and financial condition.
In October 2021, we completed the acquisition of Remix, a marketplace business based in Sophia, Bulgaria. If we experience greater than anticipated costs to integrate, or are not able to successfully integrate, Remix into our existing operations or retain key Remix employees, we may not be able to achieve the anticipated benefits of the acquisition of Remix (the “Remix Acquisition”), including sustained growth opportunities. Even if the integration of Remix’s business is successful, we may not realize all of the anticipated benefits of the Remix Acquisition in the time frame anticipated, or at all. For example, events outside our control, such as changes in laws and regulations, as well as economic trends, including as a result of the COVID-19 pandemic or other political instabilities and conflicts in the Central and Eastern European region, could adversely affect our ability to realize the expected benefits from the Remix Acquisition. Further, upon the closing of the Remix Acquisition, we became subject to additional laws and regulations, including those in the EEA, such as GDPR. Compliance with such laws and regulations will require resources and could be more costly and take more time than we anticipate, which could adversely affect our business.
An inability to realize the full extent of the anticipated benefits of the Remix Acquisition, as well as any delays encountered in the integration process, could have a materially adverse effect upon our business, revenue, operating expenses, results of operations and financial condition. In addition, it is possible that the integration process could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that may adversely affect our ability to maintain relationships with our buyers and RaaS clients or to achieve the anticipated benefits of the Remix Acquisition. Integration efforts also may divert management attention and resources. For all of these reasons, we may not be able to achieve the anticipated benefits of the Remix Acquisition, which could adversely affect our business, results of operations and financial condition and could cause the price of our Class A common stock to decline.
In addition, Remix may have liabilities that we failed, or were unable, to discover in the course of performing our due diligence investigations in connection with the Remix Acquisition. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, results of operations and financial condition.
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
We may experience damage or destruction to our distribution centers in which we store all of the secondhand and resale items we offer through our marketplace, which may harm our business, results of operations and financial condition.
We store the majority of the secondhand items we offer through our marketplace in our current distribution centers in Arizona, Georgia and Pennsylvania. Our distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage to or catastrophic loss of secondhand and resale items stored in one of our distribution centers, due to natural disasters or man-made disasters such as arson, theft or otherwise would result in liability to our sellers for the expected payout commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business.
Additionally, given the nature of the unique selection of secondhand and resale items we offer on our marketplace, our ability to restore such secondhand items on our marketplace would take time and would result in a limitation and delay of available supply for buyers, which would negatively impact our revenue and results of operations. Further, natural disasters, such as earthquakes, hurricanes, tornadoes, fires, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution centers or the operations of one or more of our third-party providers or vendors.
Further, while we carry insurance for the secondhand and resale items in our distribution centers, the number of carriers which provide for such insurance has declined, which has resulted in increased premiums and deductibles. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all possible losses that our business could suffer. In the event that we suffer a catastrophic loss of any or all of our distribution centers and the secondhand items in such facilities, our liabilities may exceed the maximum insurance coverage amount, which would harm our business and results of operations.
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
We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time to optimize the effectiveness of these activities. We expect to increase advertising spend in future periods to continue driving our growth. We have previously experienced, and may experience in the future, increases in the pricing of one or more of our marketing and advertising channels. These pricing increases could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which, in turn, could adversely affect our results of operations.
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
We rely in part on digital advertising, including search engine marketing and social media advertising, to promote awareness of our marketplace, grow our business, attract new buyers and sellers and retain existing buyers and sellers. In particular, we rely on search engines, such as Google, the major mobile application stores and social media platforms such as Facebook and Instagram as important marketing channels. In addition to purchasing traditional advertising space on search engines and social media platforms, we also partner with influencers on Instagram who promote their buying and selling of secondhand and resale items through our marketplace to their followers. Search engine companies, social media platforms or mobile application stores that we advertise our marketplace through may determine that we are not in compliance with their guidelines and penalize us as a result. If search engines or social media platforms change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add buyers and sellers to our website and mobile application. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. We also cannot accurately predict if the followers of our Instagram influencer partners will be interested in buying and selling through our marketplace, or if our influencer partners will maintain their follower numbers throughout the time our partnerships. Our relationships with our marketing vendors are not long term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
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
We have previously sought, and may in the future seek, to make strategic investments in companies developing products or technologies that we believe could complement our business, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, the companies in which we invest may not succeed, and our investments would lose their value.
Certain estimates of our buyer metrics included in this Annual Report on Form 10-K may prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
Certain metrics presented in this Annual Report on Form 10-K, including the numbers of Active Buyers, are based on internal company data, assumptions and estimates and we use these numbers in managing our business. We believe that these figures are reasonable estimates, and we take measures to improve their accuracy, such as eliminating known fictitious or duplicate accounts. There are, however, inherent challenges in gathering accurate data across large online and mobile populations. For example, there may be individuals who have multiple email accounts in violation of our terms of service, despite our efforts to detect and enforce our terms of service. If individuals have multiple unique email addresses that are undetected, then we could be overestimating the number of Active Buyers. We regularly review and may adjust our processes for calculating these metrics to improve their accuracy. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations and financial condition would be harmed.
Greater than expected returns could have a negative impact on our revenue.
We allow buyers to return certain purchases from our website and mobile application under our return policy. We record a reserve for returns against proceeds to us from the resale of items on our marketplace in calculating revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions may cause actual returns to exceed our reserve for returns. From time to time, the secondhand items sold through our marketplace are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned items may also be damaged in transit as part of the return process, which can significantly impact the price we are able to charge for such items on our marketplace. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and results of operations.
As an online secondhand marketplace, our success depends on the accuracy of our item acceptance process. Failure by us to identify counterfeit or stolen retail items could adversely affect our reputation and expose us to liability for the resale of counterfeit or stolen items.
Our success may depend on our ability to accurately and cost-effectively determine whether a secondhand item offered for resale is an authentic product. From time to time we receive secondhand items through our sellers which may be counterfeit or which we are otherwise unable to authenticate. While we have invested in our authentication processes and we reject any retail items we cannot authenticate, we cannot be certain that we will identify every counterfeit item that is supplied to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to authenticate products and/or identify counterfeit products. We refund the cost of an item to a buyer if the buyer questions its authenticity and returns the item. The resale of any counterfeit items may damage our reputation as a trusted marketplace for secondhand items, which may impact our ability to attract and maintain repeat buyers and sellers. We may also be subject to allegations that an item we sold is not authentic despite our efforts to inspect such item and/or our general authentication practices. Such controversy could negatively impact our reputation and brand and harm our business and results of operations.
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
In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our buyers, sellers and employees. We also maintain other information, such as our trade secrets and confidential business information and certain confidential information of third parties, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors have been in the past and could be in the future the subject of hacking, social engineering, phishing, ransomware or other attacks. Due to these or other causes, we or our vendors have in the past and may in the future suffer a data breach or other security incident. These incidents have allowed, and may in the future continue to allow, hackers or other unauthorized parties to gain access to personal information or other data, source code, payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing and increasing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their use of our marketplace and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, results of operations and financial condition.
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
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our buyers, sellers, clients and employees. Numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. Such requirements are constantly evolving, and we expect that there will continue to be new proposed requirements relating to privacy, data protection and information security in the United States and other jurisdictions, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act (the “CCPA”) took effect on January 1, 2020 and broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for data breaches. Additionally, on November 3, 2020, Proposition 24 was approved in California which creates a new privacy law, the California Privacy Rights Act (the “CPRA”). The CPRA creates additional obligations relating to personal information that will take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Additionally, the CCPA has prompted other states to propose and enact similar laws and regulations relating to privacy. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), which becomes effective on January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, the CPRA, and legislation proposed in other states. Aspects of the CCPA, CPRA, CDPA, and

CPA, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.
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

Future requirements, or changes in the interpretation of existing requirements, relating to privacy, data protection and information security may require us to implement, enhance or modify privacy and security policies, provide certain types of notices, grant certain rights to individuals, inform individuals of security breaches, and, in some cases, obtain individuals’ consent to use personal data for certain purposes. These requirements may be inconsistent from one jurisdiction to another, subject to differing interpretations and may be interpreted to conflict with our practices. We cannot yet fully determine the impact that such future requirements may have on our business or operations. Additionally, we are subject to the terms of our privacy policies and notices and may be bound by contractual requirements applicable to our collection, use, processing, security and disclosure of personal information, and may be bound by or alleged to be subject to, or voluntarily comply with, self-regulatory or other industry standards relating to these matters.

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

Further, in view of new or modified requirements relating to privacy, data protection or information security, contractual obligations and other legal obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices, and to expend significant resources to adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Privacy, data protection and information security concerns, whether valid or not valid, may inhibit the use and growth of our RaaS product offerings and marketplace, particularly in certain foreign countries. Additionally, public scrutiny of or complaints about technology companies or their data practices, even if unrelated to our business, industry, or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
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
We use open source software to facilitate the development and operation of our marketplace, including our website and mobile application, and may use more open source software in the future. From time to time, there have been claims challenging both the ownership of open source software against companies that incorporate open source software into their products and whether such incorporation is permissible under various open source licenses. The terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to operate our marketplace. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or breach of open source licenses. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition, or require us to devote additional research and development resources to change our marketplace. In addition, if we were to combine our proprietary source code or software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our marketplace, or certain aspects of our marketplace, incur additional costs, or take other remedial actions.

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
Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including our website and mobile app, information and related systems. Further, to maintain our strategic relationships with our partners, our systems and infrastructure must be seamlessly integrated and interoperable with our partners’ systems, including those of our RaaS clients, which may cause us to incur significant upfront and maintenance costs as some of our RaaS offerings may involve development of a variety of technologies, data formats, applications, systems and infrastructure. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our website or mobile app, process and fulfill transactions, maintain coordination between our website and those of certain of our RaaS clients, respond to customer inquiries and generally maintain cost-efficient operations. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information systems and infrastructure. To effectively manage this growth, we expect to commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory and accounting standards. If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information systems and infrastructure, we could experience operational disruptions, customer disputes, significant deficiencies or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports or suffer other adverse consequences which could harm our results of operations. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our marketplace generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our marketplace. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism, including ransomware attacks and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our marketplace. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
In connection with the audits of our 2021, 2020, 2019 and 2018 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness, as further described in “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weakness related to the following control deficiencies:
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

To address our material weakness, we have added accounting, finance and information technology personnel and implemented new financial accounting processes. We intend to continue to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting and proprietary systems, hiring additional qualified accounting, finance and information technology resources and further evolving our accounting and quarterly and annual close processes. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time. The redesign and implementation of improvements to our accounting and proprietary systems and controls may be costly and time consuming and the cost to remediate may impair our results of operations in the future.
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
The resale of secondhand items through our marketplace is subject to regulation, including by regulatory bodies such as the United States Consumer Product Safety Commission, the Federal Trade Commission, the United States Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We receive our supply of secondhand items from numerous sellers located in all 50 states of the United States, and the items we receive from our sellers may contain materials such as fur, snakeskin and other exotic animal product components, that are subject to regulation. Our standard seller terms and conditions require sellers to comply with applicable laws when sending us their secondhand items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. In addition, while all of our vendor agreements contain a standard indemnification provision, certain vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations which may harm our business. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.

Numerous states within the United States and municipalities, including the States of California and New York, have regulations regarding the handling of secondhand items and licensing requirements of secondhand dealers. Such government regulations could require us to change the way we conduct business, such as prohibiting or otherwise restricting the sale or shipment of certain items in some locations. These regulations could result in increased costs or reduced revenue. We could also be subject to fines or other penalties that could harm our business.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States. Travel Act, the USA PATRIOT Act, and are subject to similar anti-corruption and anti-bribery laws to the extent of the international expansion of our operations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and third-party business partners, representatives and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. If we further expand our business internationally beyond our minimal sales into Canada and our expansion into Europe in connection with the Remix Acquisition, our risks under these laws would increase.
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
Any violation of the FCPA or other applicable anti-corruption laws and anti-bribery laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, suspension or disbarment from United States government contracts, substantial diversion of management’s attention, significant legal fees and fines, severe criminal or civil sanctions against us, our officers or our employees, disgorgement of profits, and other sanctions and remedial measures, and prohibitions on the conduct of our business, any of which could harm our reputation, business, results of operations, financial condition and prospects and the price of our Class A common stock.
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
In addition, we have in the past and could face in the future a variety of employee claims against us, including but not limited to general discrimination, privacy, wage and hour, labor and employment, Employee Retirement Income Security Act, and disability claims. Any claims could also result in litigation against us or regulatory proceedings being brought against us by various federal and state agencies that regulate our business, including the United States Equal Employment Opportunity Commission. Often these cases raise complex factual and legal issues and create risks and uncertainties.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting and remediate a material weakness in our internal control over financial reporting. For example, we have worked to improve the controls around our key accounting processes and our quarterly and annual close processes and we have hired additional accounting and finance personnel to help us implement these processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and remediate a material weakness in our internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls or we may be unable to remediate the existing material weakness in our controls as discussed in “—Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.”

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
General accepted accounting principles (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
We have incurred substantial net operating losses (“NOLs”) and generated certain tax credits since inception, which may be used in the future to offset future tax liabilities. The utilization of NOLs and tax credits may be subject to limitations or expire if not utilized before their expiration period. Under the rules of Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by a company. While the Company has experienced an ownership change since its inception, an immaterial amount of NOL has been limited as of December 31, 2021. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the amount of post 2017 NOLs that we are permitted to utilize in any future taxable year is limited to 80% of our taxable income in such year for taxable years beginning after December 31, 2020 and such NOLs may be carried forward indefinitely. Our NOLs may also be subject to limitations under state law. For example, California recently enacted legislation suspending the use of NOLs for taxable years 2020, 2021 and 2022 for many taxpayers.
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
•develop our marketplace services;
•expand our categories of secondhand and resale goods;
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
We are party to an amended and restated loan and security agreement with Western Alliance Bank, which contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, materially change our business, convey, sell, lease, transfer or dispose of the business or our property, except under certain circumstances, merge or consolidate with other companies or acquire other companies, create or incur liens, pay any dividends on our Class A common stock, make certain investments and engage in certain other activities. We are also required to maintain financial covenants, including minimum cash and liquidity requirements, a debt service requirement and quarterly and annual minimum net revenue and revenue growth thresholds. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions.
While we were in compliance with debt covenants as of December 31, 2021, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
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
•the international economy as a whole and market conditions in our industry;

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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, the holders of shares of our Class B common stock collectively owned shares representing approximately 87.6% of the voting power of our outstanding capital stock, and our directors, executive officers and their affiliates beneficially owned in the aggregate 76.7% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock. This concentrated control may limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of December 31, 2021, we had outstanding a total of 57,779,180 shares of Class A common stock and 40,655,558 shares of Class B common stock.
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
As of December 31, 2021, we had 19,439,622 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 1,270,965 shares of Class A common stock subject to RSU awards. All of the shares of common stock issuable upon the exercise of stock options and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
In addition, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such shares or to include such shares in registration statements that we may file for us or other stockholders. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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
The Delaware Forum Provision does not apply to any causes of action arising under the Securities Act or the Exchange Act. Further, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the United States federal securities laws and the rules and regulations thereunder.
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
Unfavorable conditions in our industry or the global economy, could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform and our ability to hire and retain personnel, including employees and international contractors. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Negative conditions in the global economy or individual markets, including changes in gross domestic product growth, financial and credit market fluctuations, inflation, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States and in the European region or elsewhere, could cause a decrease in business investments, an increase in IT spending and may negatively affect our business.
In particular, given our investment in our software development capabilities in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the 2022 Russian invasion of Ukraine, as well as ongoing tensions and intermittent warfare between Ukraine and Russia since the 2014 Russian annexation of Crimea, challenging relations between the United States. and its allies, and Russia, and sanctions by the United States and the EU against Russia may also have an adverse impact on our ability to grow our business and negatively affect our results of operations. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the conflict in the

Ukraine persists and our Ukrainian personnel are unable to work as a result, our results of our operations and our financial condition could be adversely affected.
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
Item 1B.   Unresolved Staff Comments.
Not Applicable.
Item 2.   Properties.
Our corporate headquarters is located in Oakland, California, where we currently lease approximately 24,000 square feet pursuant to a lease agreement that expires in September 2024. We also lease additional corporate facilities in Scottsdale, Arizona and Sofia, Bulgaria.
We lease and operate four distribution centers, in Arizona, Georgia, Pennsylvania and Bulgaria, at which we receive and process primarily secondhand and resale items from sellers, ship purchases to buyers and receive and process any returns from buyers. We are currently building out another distribution center in Texas and, in 2022, have opened two cleanout kit processing centers located in Texas and Tennessee. Our distribution center operations in Bulgaria will be gradually transferred to a new larger distribution center commencing in 2022 to support growth potential in existing and new markets within Europe.
We believe that our facilities are suitable to meet our current needs. We intend to expand our facilities or add new facilities as we grow, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3.   Legal Proceedings.
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4.   Mine Safety Disclosures.
Not Applicable.

PART II
Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our Class A common stock, is listed on the Nasdaq Global Select Market under the symbol “TDUP” and began trading on March 26, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.
Holders of Record
As of the close of business on March 14, 2022, there were 75 holders of record of our Class A common stock and 33 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of cash dividends, if any, will be made at the discretion of our board of directors, subject to applicable laws, and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. In addition, our ability to pay cash dividends on our capital stock is limited by the terms of our existing term loans and may be limited by any future debt instruments or preferred securities.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.
We have presented below the cumulative total return to our stockholders in comparison to the Standard and Poor’s Retail Select Index (S&P Retail Select Industry) and Nasdaq Composite Index (Nasdaq Composite). All values assume a $100 initial investment on March 26, 2021, the date our Class A common stock began trading on the Nasdaq Global Select Market, through December 31, 2021 and data for the S&P Retail Select Industry and Nasdaq Composite over the same period assume reinvestment of dividends. The graph uses the closing market price on March 26, 2021 of $20.00 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Stockholder Returns
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/26/2021
4/26/2021
5/26/2021
6/26/2021
7/26/2021
8/26/2021
9/26/2021
10/26/2021
11/26/2021
12/31/2021
thredUP
S&P Retail Select Industry
Nasdaq Composite

Unregistered Sales of Equity Securities.
None.
Use of Proceeds from our Public Offerings
On March 30, 2021, we closed our IPO, in which we sold 13,800,000 shares of our Class A common stock at an offering price of $14.00 per share, including 1,800,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million. All of the shares offered, issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253834), which was declared effective by the SEC on March 25, 2021. There has been no material change in the planned use of proceeds from the IPO as disclosed in the Prospectus.
On August 2, 2021, the Company issued and sold 2,000,000 shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were $45.5 million, after deducting $3.3 million of underwriting discounts and commissions and offering costs. There has been no material change in the planned use of proceeds from the registered public offering completed in August 2021.
Issuer Purchases of Equity Securities.
None.

Item 6.
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed pursuant to Rule 424(b) on March 26, 2021 (“Prospectus”).

Overview
thredUP is one of the world’s largest online resale platforms for women’s and kids’ apparel, shoes and accessories. Our mission is to inspire a new generation of consumers to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in April 2021.
thredUP’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplace we have built enables buyers to browse and purchase resale items for women’s and kids’ apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers love thredUP because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. Sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale. In 2018, based on our success with consumers directly, we extended our platform to enable brands and retailers to participate in the resale economy. A number of the world’s leading brands and retailers are already taking advantage of our RaaS offering. In October 2021, we closed the acquisition of Remix, a fashion resale company headquartered in Sofia, Bulgaria, which further expands our reach to the European customer. With this acquisition, we added a complementary operational infrastructure and an experienced management team to enable our expansion into Europe.
Recent Business Developments
Initial and Follow-on Public Offering
Historically, we have financed our operations primarily through private sales of equity securities and debt. Our registration statement related to the initial public offering (the “IPO”) was declared effective on March 25, 2021 by the SEC, and our Class A common stock began trading on the Nasdaq Global Select Market (“Nasdaq”) on March 26, 2021. Upon the completion of our IPO, we sold 13.8 million shares of Class A common stock at a price to the public of $14.00 per share. We received aggregate net proceeds of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million.
On August 2, 2021, we issued and sold an aggregate of two million shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were approximately $45.5 million, after deducting offering costs of $1.1 million and underwriting discounts and commissions of $2.2 million.
Acquisition of Remix Global AD
On July 24, 2021, we entered into Share Purchase Agreements (collectively, the “Share Purchase Agreement”), with the shareholders of Remix to purchase 100% of the outstanding equity interests of Remix and its subsidiary (the “Remix Acquisition”). On October 7, 2021, we completed our acquisition of Remix and paid approximately $7.2 million in cash to shareholders of Remix and its subsidiary, and $12.1 million in cash to pay off Remix’s outstanding term loan. Shortly after the completion of Remix Acquisition, we paid on behalf of Remix approximately $6.2 million in cash for its outstanding tax and other liabilities. Subject to customary purchase price adjustments, we will issue 130,597 shares of our Class A common stock 18 months following the completion of the Remix Acquisition to four shareholders of Remix.

COVID-19 Impact
In December 2019, a novel strain of coronavirus was first identified, and in March 2020, the World Health Organization categorized COVID-19 as a pandemic. The COVID-19 pandemic has adversely impacted businesses worldwide and has impacted aspects of our business and operations.

In March 2020, we shifted all of our corporate employees and contract engineers to a remote work model and implemented additional measures to better enable remote work. As of December 31, 2021, our remote work model remains largely in place.
Financial Impact
In the twelve months ended December 31, 2021, we saw increased demand, which we believe was partly related to COVID-19 recovery and re-opening efforts such as the vaccine roll out, easing of social distancing restrictions and federal stimulus legislation. We also saw increased operating expenses due to the additional labor costs associated with increased processing to support the demand experienced to date and in anticipation of accelerating demand.
Impact on Processing at our Distribution Centers
We still face challenges in hiring and retaining employees and have implemented compensation and benefits programs to enhance hiring and retention, which has contributed to higher Cost of Revenue and higher Operations, Product and Technology expenses. These programs are primarily aimed at mitigating the macro trend of increased competition for labor, including seasonal employment opportunities.
We have been monitoring and continue to monitor the varied impact of COVID-19 on our business and operations. In the twelve months ended December 31, 2021, we saw increased demand from the prior year, which we believe was partly related to COVID-19 recovery and re-opening efforts such as the vaccine roll out, easing of social distancing restrictions and federal stimulus legislation. More broadly however, we expect the evolving COVID-19 pandemic to continue to have an adverse impact on our business, results of operations and financial condition, including our revenue and cash flows, for at least the first part of 2022. For instance, a slowdown or further uncertainty in the United States economy may result in additional changes in buyer and seller behavior, which could cause either a potential reduction in discretionary spending on our marketplace or increased activity on our marketplace as customers look for high-value, lower-priced alternatives. In particular, following the stimulus package in March 2021, we experienced a brief increase in Orders followed by a return to expected Orders activity. Additionally, future developments, such as new information which may emerge concerning COVID-19, the new COVID-19 strains (e.g., delta and omicron variants), and the actions to contain the coronavirus or treat its impact, could have an adverse impact to our business. Due to the unknown duration and unprecedented impact of the COVID-19 pandemic and the range of national, state and local responses thereto, the related financial impact on our business could change and cannot be accurately predicted at this time. See the section titled “Risk Factors—Risks Relating to our Business and Industry—The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.”

Overview of 2021 Results
Revenue: Total revenue was a record at $251.8 million, an increase of 35% year-over-year.
Gross Profit and Margin: Gross profit totaled $178.1 million representing growth of 39% year-over-year. Gross margin expanded by 185 basis points to 71% from 69% last year.
Net Loss: GAAP net loss was $63.2 million for the year ended December 31, 2021, representing a 32% increase from the GAAP net loss of $47.9 million for the year ended December 31, 2020.
Adjusted EBITDA: Adjusted EBITDA loss was $36.5 million, a negative 14% of revenue, compared to Adjusted EBITDA loss of $33.4 million for the year ended December 31, 2020, a negative 18% of 2020 revenue.
Active Buyers and Orders: Total 2021 Active Buyers of 1.69 million and Orders of 5.3 million grew 36% and 34%, respectively, compared to 2020.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Year Ended December 31,			% Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019

	(in thousands)
Active Buyers (as of period end)	1,691	1,240	997	36%	24%
Orders	5,328	3,965	3,134	34%	27%
Net loss	$(63,176)	$(47,877)	$(38,197)	32%	25%
Net loss margin	(25)%	(26)%	(23)%	1%	(3)%
Adjusted EBITDA loss(1)	$(36,506)	$(33,398)	$(24,343)	9%	37%
Adjusted EBITDA margin	(14)%	(18)%	(15)%	4%	(3)%
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
Adjusted EBITDA
Adjusted EBITDA means net loss adjusted to exclude, where applicable in a given period, depreciation and amortization, stock-based compensation expense, acquisition and offering related expenses, interest expense, change in fair value of convertible preferred stock warrant liability, loss on extinguishment of debt, and provision for income taxes. We use Adjusted EBITDA, a Non-GAAP metric, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Year Ended December 31,
	2021	2020	2019
Adjusted EBITDA Reconciliation:
GAAP Net loss	$(63,176)	$(47,877)	$(38,197)
Depreciation and amortization	9,155	5,581	4,274
Stock-based compensation expense	12,959	7,336	7,678
Acquisition and offering related expenses	1,271	—	—
Interest expense	2,275	1,305	1,428
Change in fair value of convertible preferred stock warrant liability	930	201	6
Loss on extinguishment of debt	—	—	432
Provision for income taxes	80	56	36
Non-GAAP Adjusted EBITDA	$(36,506)	$(33,398)	$(24,343)

Components of Results of Operations
Revenue
Our revenue is comprised of consignment revenue and product revenue.
Consignment revenue
We generate consignment revenue from the sale of secondhand women’s and kids’ apparel, shoes and accessories on behalf of sellers. We recognize consignment revenue, net of seller payouts, discounts, incentives and returns. We expect consignment revenue to continue to increase as we increase our Active Buyers and Orders and grow our business.
Product revenue
We also generate product revenue from the sale of items that we own, which we refer to as our inventory. While we shifted our business to primarily consignment sales in mid-2019, historically, we purchased most of our inventory from our sellers prior to inclusion on our online marketplace. The sales from our newly acquired European operations are primarily from sale of owned items. We recognize product revenue, net of discounts, incentives and returns. We expect product revenue to increase in absolute dollars and as a percentage of total revenue in the near term as we continue to grow our international business. We expect the percentage share of product revenue to decrease in the long term as we introduce the consignment model to our European operations.

Cost of Revenue
Cost of consignment revenue
Cost of consignment revenue consists of outbound shipping, outbound labor and packaging costs. We expect cost of consignment revenue to decrease and gross margin to increase as a percentage of total consignment revenue as we continue to scale our business due to our ability to drive leverage in shipping, labor and packaging.
Cost of product revenue
Cost of product revenue mainly consists of inventory cost, inbound shipping related to the sold merchandise, outbound shipping, outbound labor, packaging costs and inventory write-downs. We expect cost of product revenue to increase in absolute dollars and decrease as a percentage of total revenue, leading to an increase in gross margin. We expect further gross margin to increase as we continue to scale our business due to our ability to drive leverage in shipping, labor and packaging.
Operating Expenses
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs mainly include inbound shipping costs, other than those capitalized in inventory, as well as personnel costs, distribution center rent, maintenance and depreciation of equipment and leasehold improvements. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate our distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs such as equipment, depreciation and rent. We expect operations, product and technology expenses to increase in absolute dollars in future periods to support our growth, especially as costs to increase our supply (inbound costs) are generally incurred prior to the expected revenue growth. Additionally, we expect to bring on additional distribution centers and continue investing in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, including business acquisitions. We expect these expenses to increase in absolute dollars and decrease as a percentage of revenue over the longer term due to better leverage in our operations.
Marketing
Marketing expense consists primarily of advertising, public relations expenditures and personnel costs for employees engaged in marketing. Marketing costs also include an allocation of corporate facilities and information technology costs such as equipment, depreciation and rent. We expect our marketing expenses to fluctuate as a percentage of revenue as we intend to increase marketing spend to drive the growth of our business.
Sales, General and Administrative
Sales, general and administrative expense consists of personnel costs for employees involved in general corporate functions, including accounting, finance, tax, legal and people services, customer service, and retail stores. Sales, general and administrative also includes payment processing fees, professional fees and allocation of corporate facilities and information technology costs such as equipment, depreciation and rent. We expect to increase sales, general and administrative expense as we grow our infrastructure to support operating as a public company and the overall growth in our business. While these expenses may vary from period to period as a percentage of revenue, we expect them to increase in absolute dollars and decrease as a percentage of revenue over the longer term.

Interest expense
In 2019, we entered into a loan and security agreement with Western Alliance Bank. As of December 31, 2021, we had borrowed $40.0 million under our loan and security agreement, with $36.0 million principal outstanding. For the years ended December 31, 2021, 2020 and 2019, we recorded $2.3 million, $1.3 million and $1.4 million of interest expense, respectively.
Other income, net
Other income, net for the year ended December 31, 2021 is primarily comprised of claim proceeds for lost shipments, offset by change in preferred stock warrants. Other income, net for the years ended December 31, 2020 and 2019 was immaterial.
Results of Operations
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes included elsewhere in this Annual Report on Form 10-K:

	Year Ended December 31,
	2021	2020	2019

Revenue:	(in thousands, except per share data)
Consignment	$186,114	$138,096	$97,763
Product	65,678	47,919	66,049
Total revenue	251,792	186,015	163,812
Cost of revenue:
Consignment	41,856	34,184	22,764
Product	31,804	23,683	28,544
Total cost of revenue	73,660	57,867	51,308
Gross profit	178,132	128,148	112,504
Operating expenses:
Operations, product and technology	128,079	101,408	82,078
Marketing	63,625	44,765	44,980
Sales, general and administrative	48,814	28,564	22,253
Total operating expenses	240,518	174,737	149,311
Operating loss	(62,386)	(46,589)	(36,807)
Interest expense	(2,275)	(1,305)	(1,428)
Other income, net	1,565	73	74
Loss before provision for income taxes	(63,096)	(47,821)	(38,161)
Provision for income taxes	80	56	36
Net loss	$(63,176)	$(47,877)	$(38,197)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(4.14)	$(3.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	77,092	11,565	10,265

Comparison of Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Consignment revenue	$186,114	$138,096	$48,018	35%
Product revenue	65,678	47,919	17,759	37%
Total revenue	$251,792	$186,015	$65,777	35%
Consignment revenue as a % of total revenue	74%	74%
Product revenue as a % of total revenue	26%	26%
The $65.8 million increase in total revenue represents a 35% increase in total revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was primarily attributable to a 34% increase in Orders and a 1% increase in revenue per Order over the same period. The 34% increase in Orders was primarily driven by growth in Active Buyers of 36% over the same period mainly due to our increased marketing and advertising efforts and our expansion into Europe through the acquisition of Remix.

Cost of Revenue

	Year Ended December 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$41,856	$34,184	$7,672	22%
Cost of product revenue	31,804	23,683	8,121	34%
Total cost of revenue	$73,660	$57,867	$15,793	27%
Gross profit	$178,132	$128,148
Gross profit margin	71%	69%
Cost of revenue as a % of total revenue	29%	31%
Cost of consignment revenue as a % of total cost of revenue	57%	59%
Cost of product revenue as a % of total cost of revenue	43%	41%
Total cost of revenue as a percentage of total revenue was 29% for the year ended December 31, 2021, a decrease of 200 basis points from 31% for the year ended December 31, 2020. This increase in gross profit margin was primarily attributable to an increase in revenue and efficiencies in our shipping process. However, we do expect cost of revenue to increase in absolute dollars and the resulting gross margin to decrease due to growth in the sales of our European operations, which are primarily product sales.

Consignment sales result in higher gross profit margin than product sales because revenue for consignment sales is recognized net of seller payouts, whereas, for product sales, seller payouts are recognized as a component of cost of revenue, leading to different gross margin profiles between consignment sales and product sales.

Cost of Consignment Revenue

	Year Ended December 31,		Change

	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$41,856	$34,184	$7,672	22%
As a percent of consignment revenue	22%	25%
Consignment gross margin	78%	75%
The $7.7 million increase in cost of consignment revenue represents a 22% increase in the cost of consignment revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.
The increase in cost of consignment revenue for the year ended December 31, 2021 was primarily driven by higher consignment revenue and related costs outlined in the below table. Consignment gross margin increased 300 basis points to 78% for the year ended December 31, 2021. Consignment revenue growth outpaced the increase in outbound shipping and packaging costs due to increased revenue per order and efficiencies in our shipping process.

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Outbound shipping	$30,255	$24,593	$5,662	23%
Direct labor	8,473	6,962	1,511	22%
Packaging	2,514	2,259	255	11%
Other	614	370	244	66%
Total cost of consignment revenue	$41,856	$34,184	$7,672	22%

Cost of Product Revenue

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Cost of product revenue	$31,804	$23,683	$8,121	34%
As a percent of product revenue	48%	49%
Product gross margin	52%	51%
The $8.1 million increase in cost of product revenue represents a 34% increase in the cost of product revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020.
The increase in cost of product revenue in the year ended December 31, 2021 was primarily driven by higher product revenue and related costs outlined in the below table. Product gross margin increased 100 basis points to 52% for the year ended December 31, 2021. We expect cost of product revenue to increase in absolute dollar value and the resulting gross margin to decrease due to growth in the sales of our European operations, which are primarily product sales.

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Inventory costs	$20,707	$13,036	$7,671	59%
Outbound shipping	8,317	7,730	587	8%
Direct labor	2,113	2,169	(56)	(3)%
Packaging	667	748	(81)	(11)%
Total cost of product revenue	$31,804	$23,683	$8,121	34%
Operating Expenses

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Operations, product and technology	$128,079	$101,408	$26,671	26%
Marketing	63,625	44,765	18,860	42%
Sales, general and administrative	48,814	28,564	20,250	71%
Total Total operating expenses	$240,518	$174,737	$65,781	38%
Operations, product and technology as a % of total revenue	51%	55%
Marketing as a % of total revenue	25%	24%
Sales, general and administrative as a % of total revenue	19%	15%
Operating expenses increased $65.8 million, or 38%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. Gross profit increased $50.0 million, or 39%, in the same period.
Operating expenses increased as we continue to invest in the expansion of distribution center processing capacity, marketing efforts, and infrastructure to support being a public company, and expansion into Europe through the acquisition of Remix.
Results by operating expenses line item are discussed below.

Operations, Product and Technology

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$82,896	$60,799	$22,097	36%
Facilities and other allocated costs	26,088	23,335	2,753	12%
Inbound shipping	18,007	15,782	2,225	14%
Other	1,088	1,492	(404)	(27)%
Total operations, product and technology expenses	$128,079	$101,408	$26,671	26%
Operations, product and technology as % of total revenue	51%	55%
Personnel-related costs were $82.9 million for the year ended December 31, 2021, which increased by 36% from $60.8 million for the year ended December 31, 2020 due to a 35% increase in the average headcount for operations, research and development, including growth in headcount from the acquisition of Remix. There was an increase in compensation cost at distribution centers primarily to attract and retain processing center staff in order to support our distribution center operations growth.
Facilities and other allocated costs were $26.1 million for the year ended December 31, 2021, which increased by 12% from $23.3 million for the year ended December 31, 2020. The increase was primarily due to the addition of our new Georgia distribution center in June 2020.
Inbound shipping costs were $18.0 million for the year ended December 31, 2021, which increased by 14% from $15.8 million for the year ended December 31, 2020. The increase was primarily due to growth in items per bag and higher shipping rates. We lifted restrictions on the ability of sellers to order Clean Out Kits at the end of February 2021, resulting in more Clean Out Kits being received.

Marketing

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Marketing and advertising costs	$54,053	$38,398	$15,655	41%
Personnel-related costs	6,628	4,762	1,866	39%
Facilities and technology allocated costs	1,396	949	447	47%
Professional Services	824	160	664	415%
Other	724	496	228	46%
Total marketing expense	$63,625	$44,765	$18,860	42%
Marketing as % of total revenue	25%	24%
Marketing costs increased 42% for the year ended December 31, 2021 compared to 39% gross profit growth. Marketing and advertising costs were $54.1 million for the year ended December 31, 2021, which increased by 41% from $38.4 million for the year ended December 31, 2020. This increase was primarily due to higher customer retention and goody box marketing spend as well as higher CPM (cost per thousand impression).
Personnel-related costs were $6.6 million for the year ended December 31, 2021, which increased by 39% from $4.8 million for the year ended December 31, 2020. The $0.3 million increase was due to non-cash stock-based compensation. Facilities and technology allocated costs were $1.4 million for the year ended December 31, 2021, which increased from $0.9 million for the year ended December 31, 2020. These increases were primarily due to a 19% average headcount increase and higher software, support, computer equipment depreciation and other costs.
Professional services costs were $0.8 million for the year ended December 31, 2021, which increased by 415% from $0.2 million for the year ended December 31, 2020. The increase was mainly due to higher spend in consulting services to support marketing initiatives, including our growing RaaS business.
Sales, General and Administrative

	Year Ended December 31,		Change
	2021	2020	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$23,505	$14,061	$9,444	67%
Professional services	8,322	4,811	3,511	73%
Payment processing fees	8,107	6,264	1,843	29%
Other	8,880	3,428	5,452	159%
Total sales, general and administrative costs	$48,814	$28,564	$20,250	71%
Sales, general and administrative as % of total revenue	19%	15%
Sales, general and administrative expense increased 71% for the year ended December 31, 2021, compared to 39% gross profit growth. This increase was mainly the result of investments, primarily in personnel and professional services costs, made towards scaling our business and improving our processes as we became a public company.

Personnel-related costs were $23.5 million for the year ended December 31, 2021, which increased from $14.1 million for the year ended December 31, 2020. The increase was primarily due to 35% average headcount increase to support growth in our corporate functions and other costs related to being a public company. In addition, non-cash stock-based compensation increased by $4.8 million for the year ended December 31, 2021.
Professional services costs were $8.3 million for the year ended December 31, 2021, increased 73% from $4.8 million for the year ended December 31, 2020. The increase was mainly due to an increase in accounting, consulting and legal fees of $3.5 million for the year ended December 31, 2021 related to being a public company and the acquisition of Remix.
Payment processing fees were $8.1 million for the year ended December 31, 2021, which increased 29% from $6.3 million for the year ended December 31, 2020. The increase was mainly due to an increase in overall sales.
Other expenses were $8.9 million for the year ended December 31, 2021, an increase from $3.4 million for the year ended December 31, 2020. This increase was primarily due to a $4.1 million increase in insurance expenses, mainly related to higher insurance premiums associated with our public company status, and a $1.3 million increase in software expenses to support and scale our growing business.

Liquidity and Capital Resources
As of December 31, 2021, we had cash, cash equivalents and short-term marketable securities of $205.8 million and an accumulated deficit of $315.3 million. Since our founding, we have generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. Additionally, we currently have a term loan facility with Western Alliance Bank. In March 2021, we completed our IPO for aggregate net proceeds of $175.5 million, net of offering costs, underwriter discounts and commissions of $17.7 million. In August 2021, we completed our follow-on public offering and sold an aggregate of two million shares. The aggregate net proceeds were $45.5 million after deducting $3.3 million of underwriter discounts and commissions and offering costs.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Year ended December 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(35,019)	$(19,105)
Investing activities	(169,576)	(19,424)
Financing activities	228,960	18,215
Effect of exchange rate changes on cash and cash equivalents	(64)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,301	$(20,314)

Changes in Cash Flow from Operating Activities
For the year ended December 31, 2021, net cash used in operating activities was $35.0 million, which consisted of a net loss of $63.2 million, partially offset by non-cash charges of $28.4 million. Operating cash flows from operating assets and liabilities was immaterial with increases in receivables, inventory and other assets, offset by increases in payables, seller payables and other liabilities.

For the year ended December 31, 2020, net cash used in operating activities was $19.1 million, which consisted of a net loss of $47.9 million, partially offset by non-cash adjustment of $17.5 million and a net change of $11.3 million in our operating assets and liabilities.
Changes in Cash Flow from Investing Activities
For the year ended December 31, 2021, net cash used in investing activities was $169.6 million, which was driven by $125.2 million in purchases of marketable securities, $23.6 million for the acquisition of Remix net of Remix cash acquired, $19.8 million of capital expenditures primarily for our distribution centers and a $3.8 million equity investment, partially offset by $2.8 million maturities of marketable securities.
For the year ended December 31, 2020, net cash used in investing activities was $19.4 million, which consisted of capital expenditures primarily for our distribution centers.
Changes in Cash Flow from Financing Activities
For the year ended December 31, 2021, net cash provided by financing activities was $229.0 million, which consisted of $226.9 million in net proceeds from equity offerings, $5.2 million in proceeds from exercise of common stock options and withholding taxes for the net share settlement of restricted stock units, $4.6 million in proceeds from debt issuance, and $1.0 million in proceeds from employee purchases of common stock under the ESPP. These proceeds were partially offset by $4.7 million in payment of costs for equity offerings, and $4.0 million in repayment of debt.
For the year ended December 31, 2020, net cash provided by financing activities was $18.2 million, which consisted primarily of debt financing proceeds of $18.4 million.
Contractual Obligations and Commitments
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2021, the value of our non-cancellable unconditional purchase obligations was $17.0 million. See Note 12 of our Notes to Consolidated Financial Statements for additional information regarding our purchase obligations.

We lease office spaces and distribution centers under non-cancellable operating lease arrangements that expire at various dates through 2032. As of December 31, 2021, the value of our obligations under operating leases was $60.9 million. See Note 8 of our Notes to Consolidated Financial Statements for additional information regarding our lease obligations.

We have a loan and security agreement with Western Alliance Bank (“Bank”). As of December 31, 2021, we had borrowed $40.0 million under our loan and security agreement, with $36.0 million principal outstanding as of such date, which mature at various dates through 2024. See Note 9 of our Notes to Consolidated Financial Statements for additional information regarding our debt obligations.

Indemnification Agreements
In the ordinary course of business, we enter into agreements of varying scope and terms pursuant to which we agree to indemnify vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, services to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees. No demands have been made upon us to provide indemnification under such agreements and there are no claims that we are aware of that could have a material effect on our consolidated balance sheets, consolidated statements of operations and comprehensive loss or consolidated statements of cash flows.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
Revenue Recognition
We generate revenue primarily from the sale of secondhand women’s and kids’ apparel, shoes and accessories on behalf of sellers. We retain a percentage of the proceeds received as payment for our consignment service. We report consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. We recognize consignment revenue upon purchase of the seller’s secondhand item by the buyer.
We also generate revenue from the sale of our purchased inventory which we refer to as product revenue. We sell our purchased inventory mainly through our online marketplace. We recognize product revenue on a gross basis. Online sales and sales to our retail partners are recognized upon shipment of the purchased secondhand items to the buyer. Sales at retail stores are recognized upon checkout and sales of accepted items from goody boxes are recognized upon acceptance, which generally occurs at the same time as payment.
Both consignment and product revenue are recognized net of discounts, incentives and returns. Sales tax assessed by governmental authorities is excluded from revenue.
Stock-Based Compensation
We estimate the fair value of stock options and the ESPP at the grant date using the Black-Scholes option-pricing model (the “Black-Scholes Model”). The fair values of Restricted Stock Units (“RSU”) are determined based on our stock price on the date of grant. The fair values of equity awards are recognized as compensation expense over the requisite service period or over the period in which the related services are received (generally the vesting period), using the straight-line method. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once we have determined that it is probable that performance conditions will be satisfied. We account for forfeitures as they occur.
The Black-Scholes Model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include per share fair value of the underlying common stock,

expected term, risk-free interest rate, expected annual dividend yield and expected stock price volatility over the expected term. For all stock options granted to date, we calculated the expected term using the simplified method (based on the mid-point between the vesting date and the end of the contractual term). We determine volatility using the historical volatility of the stock price of similar publicly traded peer companies. The risk-free interest rate is based on the yield available on United States Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Once the purchase accounting is finalized, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Acquired Intangible Assets
When we acquire a business, a portion of the purchase price is typically allocated to identifiable intangible assets, such as trademarks, acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires us to project future cash flows and apply an appropriate discount rate. We amortize intangible assets with finite lives over their expected useful lives. Our estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to our results of operations.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but will be reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2 to our consolidated financial statements titled “Significant Accounting Policies.”
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of December 31, 2021, we had unrestricted cash and cash equivalents of $84.6 million and marketable securities of $121.3 million, consisting primarily of money market funds, corporate debt securities, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. Fluctuations in interest rates have not been significant to date. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term to intermediate term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Fluctuations in interest rates have not been significant to date.
Interest rates under our loan and security agreement with Western Alliance Bank are tied to the prime rate with a floor of 5.50% and therefore carry interest rate risk. As of December 31, 2021, we had borrowed $40.0 million under our loan and security agreement, with $36.0 million principal outstanding as of such date, at an interest rate of 5.50%. Fluctuations in interest rates have not been significant to date.
A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations for the periods presented.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows, and net investment in Remix, are subject to fluctuations due to changes in foreign currency exchange rates. As of December 31, 2021, our most significant currency exposure was Bulgarian lev (BGN). We manage our foreign currency exchange rate risks through natural hedge including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments are reflected as a foreign currency translation adjustment of $0.7 million for the year ended December 31, 2021 in accumulated other comprehensive income (loss).
A hypothetical 10 percent change in foreign currency exchange rates is estimated to be under $1.0 million and would not have an impact on our financial condition or results of operations during any of the periods presented.

Item 8.    Financial Statements and Supplementary Data.
Our consolidated financial statements and supplementary data required by this item are included in Part IV of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable.

Item 9A.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2021, and as previously disclosed in the Prospectus, in connection with the audit of our consolidated financial statements for the fiscal years ended December 31 2020, 2019 and 2018, we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that, in the aggregate, constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
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

Remediation Plans
To address our material weakness, we have added accounting, finance and information technology personnel and implemented new financial accounting processes. We are continuing to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting and proprietary systems, hiring additional qualified accounting, finance and information technology resources and further evolving our accounting and annual close processes. We will not be able to fully remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time.
Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as described above, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite our employees working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designated and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B.   Other Information.
Not Applicable.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our board of directors has adopted a code of conduct that applies to all of our employees, officers and directors. The full text of our code of conduct is available on our investor relations website at ir.thredup.com under the “Corporate Governance” section. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
The remaining information required by this item is incorporated by reference to the definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021 (the “Proxy Statement”).
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Proxy Statement.

Part IV
Item 15.   Exhibit and Financial Statement Schedules.
(a) The following documents are filed as a part of this Annual Report on Form 10-K:
1. Financial Statements.
•Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedules.
•All financial statement schedules not listed above have been omitted because the information required by the schedule is not applicable, not required, or the information required is included in the consolidated financial statements or the notes thereto.
3. Exhibits.
•The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or filed with this Form 10-K, as indicated therein.

(b) Exhibits

Exhibit Number	Exhibit Title	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-253834	3.2	3/3/2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-253834	3.4	3/3/2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-253834	4.1	3/3/2021
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	Filed herewith
4.3	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-253834	4.2	3/3/2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253834	10.1	3/3/2021
10.2#	Second Amended and Restated 2010 Stock Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-253834	10.2	3/3/2021
10.3#	2021 Stock Option and Incentive Plan and forms of agreements thereunder.	S-1/A	333-253834	10.3	3/17/2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-253834	10.4	3/17/2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-253834	10.5	3/3/2021
10.6#	Executive Severance Plan.	S-1	333-253834	10.6	3/3/2021
10.7#	Non-Employee Director Compensation Policy.	S-1	333-253834	10.7	3/3/2021
10.8#	Terms and Conditions of the Registrant’s Fiscal Year 2021 Incentive Compensation Targets.	S-1	333-253834	10.8	3/3/2021
10.9#	Offer Letter between the Registrant and Anthony Marino, dated August 5, 2013.	S-1	333-253834	10.9	3/3/2021
10.10#	Offer Letter between the Registrant and Sean Sobers, dated September 30, 2019.	S-1	333-253834	10.10	3/3/2021
10.11#	Offer Letter between the Registrant and Chris Homer, dated July 1, 2010.	Filed herewith
10.12#	Board Member Agreement between the Registrant and Mandy Ginsberg, dated December 3, 2020.	S-1	333-253834	10.12	3/3/2021

10.13#	Board Member Agreement between the Registrant and Marcie Vu, dated February 11, 2021.	S-1	333-253834	10.13	3/3/2021
10.14†	Amended and Restated Loan and Security Agreement, dated February 3, 2021, by and between the Registrant and Western Alliance Bank.	S-1/A	333-253834	10.14	3/17/2021
10.15	First Amendment to Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and among ThredUp Inc., ThredUp CF LLC, ThredUp Intermediary Holdings LLC, Knitwit GC LLC, and Western Alliance Bank.	8-K	001-40249	10.1	5/18/2021
10.16
Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 3, 2021, by and among ThredUp Inc., ThredUp CF LLC, ThredUp Intermediary Holdings LLC, Knitwit GC LLC, and Western Alliance Bank.
Filed herewith
21.1	Subsidiaries of ThredUp Inc.	Filed herewith
23.1	Consent of KPMG LLP, an independent registered public accounting firm.	Filed herewith
24.1	Power of Attorney (included on signature page).	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith
________________
# Indicates management contract or compensatory plan, contract or agreement.
† Certain confidential information contained in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential.
*    The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

Item 16.   Form 10-K Summary
Not Applicable.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

Date:	March 21, 2022	By:	/s/ James Reinhart
James Reinhart
Chief Executive Officer
(Principal Executive Officer)

Date:	March 21, 2022	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James Reinhart, Sean Sobers and Alon Rotem, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Reinhart	Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2022
James Reinhart

/s/ Sean Sobers	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2022
Sean Sobers

/s/ Greg Bettinelli	Director	March 21, 2022
Greg Bettinelli

/s/ Ian Friedman	Director	March 21, 2022
Ian Friedman

/s/ Mandy Ginsberg	Director	March 21, 2022
Mandy Ginsberg

/s/ Timothy Haley	Director	March 21, 2022
Timothy Haley

/s/ Jack Lazar	Director	March 21, 2022
Jack Lazar

/s/ Norman Matthews	Director	March 21, 2022
Norman Matthews

/s/ Patricia Nakache	Director	March 21, 2022
Patricia Nakache

/s/ Dan Nova	Director	March 21, 2022
Dan Nova
/s/ Coretha Rushing	Director	March 21, 2022
Coretha Rushing

/s/ Paula Sutter	Director	March 21, 2022
Paula Sutter

/s/ Marcie Vu	Director	March 21, 2022
Marcie Vu

ThredUp Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
ThredUp Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of ThredUp Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.
San Francisco, California
March 21, 2022

ThredUp Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$84,550	$64,485
Marketable securities	121,277	—
Accounts receivable, net	4,136	1,823
Inventory, net	9,825	3,519
Other current assets	8,625	5,332
Total current assets	228,413	75,159
Operating lease right-of-use assets	39,340	23,656
Property and equipment, net	55,466	41,131
Goodwill	12,238	—
Intangible assets	13,854	—
Other assets	11,515	2,965
Total assets	$360,826	$142,911
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$13,336	$9,386
Accrued and other current liabilities	45,253	32,541
Seller payable	19,125	13,724
Operating lease liabilities, current	3,931	3,643
Current portion of long-term debt	7,768	3,270
Total current liabilities	89,413	62,564
Operating lease liabilities, non-current	36,997	21,574
Long-term debt	27,559	31,190
Other non-current liabilities	1,123	2,719
Total liabilities	155,092	118,047
Commitments and contingencies (Note 12)
Convertible preferred stock: $0.0001 par value; 100,000 and 68,140 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 and 65,971 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively, liquidation preference of $0 and $251,239 as of December 31, 2021 and 2020, respectively	—	247,041
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 and 110,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 98,435 and 12,890 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	10	1
Additional paid-in capital	522,161	29,989
Accumulated other comprehensive loss	(1,094)	—
Accumulated deficit	(315,343)	(252,167)
Total stockholders’ equity (deficit)	205,734	(222,177)
Total liabilities, convertible preferred stock and stockholders’ equity	$360,826	$142,911

The accompanying notes are an integral part of these consolidated financial statements.

ThredUp Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,

	2021	2020	2019
Revenue:
Consignment	$186,114	$138,096	$97,763
Product	65,678	47,919	66,049
Total revenue	251,792	186,015	163,812
Cost of revenue:
Consignment	41,856	34,184	22,764
Product	31,804	23,683	28,544
Total cost of revenue	73,660	57,867	51,308
Gross profit	178,132	128,148	112,504
Operating expenses:
Operations, product and technology	128,079	101,408	82,078
Marketing	63,625	44,765	44,980
Sales, general and administrative	48,814	28,564	22,253
Total operating expenses	240,518	174,737	149,311
Operating loss	(62,386)	(46,589)	(36,807)
Interest expense	(2,275)	(1,305)	(1,428)
Other income, net	1,565	73	74
Loss before provision for income taxes	(63,096)	(47,821)	(38,161)
Provision for income taxes	80	56	36
Net loss	$(63,176)	$(47,877)	$(38,197)
Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(4.14)	$(3.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	77,092	11,565	10,265

The accompanying notes are an integral part of these consolidated financial statements.

ThredUp Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,

	2021	2020	2019
Net loss	$(63,176)	$(47,877)	$(38,197)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(729)	—	—
Unrealized gain (loss) on available-for-sale debt securities	(365)	—	2
Total comprehensive loss	$(64,270)	$(47,877)	$(38,195)

The accompanying notes are an integral part of these consolidated financial statements.

ThredUp Inc.
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	53,378	$164,394	10,145	$1	$12,083	$(2)	$(165,528)	$(153,446)
Exercise of stock options	—	—	502	—	722	—	—	722
Stock-based compensation	—	—	—	—	7,678	—	—	7,678
Series F preferred stock issued, net of issuance costs of $3,881	12,550	82,511	—	—	—	—	—	—
Unrealized gain on debt securities	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(38,197)	(38,197)
Balance as of December 31, 2019	65,928	246,905	10,647	1	20,483	—	(203,725)	(183,241)
ASC842 Adoption (eff. January 1, 2020)	—	—	—	—	—	—	(565)	(565)
Exercise of stock options	—	—	2,243	—	2,170	—	—	2,170
Stock-based compensation	—	—	—	—	7,336	—	—	7,336
Series C preferred stock - warrant exercise	43	136	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(47,877)	(47,877)
Balance as of December 31, 2020	65,971	247,041	12,890	1	29,989	—	(252,167)	(222,177)
Exercise of stock options	—	—	3,480	—	5,267	—	—	5,267
Stock-based compensation	—	—	—	—	13,290	—	—	13,290
Conversion of preferred stock warrants to Class B common stock warrants	—	—	—	—	1,827	—	—	1,827
Preferred stock conversion to Class B common stock	(65,971)	(247,041)	65,971	7	247,034	—	—	247,041
Sale of Class A common stock upon initial public offering, net of issuance costs	—	—	13,800	1	175,533	—	—	175,534
Cashless exercise of common stock warrant	—	—	129	—	—	—	—	—
Issuance of common stock to settle restricted stock units	—	—	84	—	—	—	—	—

Issuance of Class A common stock upon closing of follow-on offering	—	—	2,000	1	45,524	—	—	45,525
Withholding taxes for the net share settlement of restricted stock units	—	—	(1)	—	(29)	—	—	(29)
ESPP purchase	—	—	82	—	982	—	—	982
Acquisition delayed share issuance	—	—	—	—	2,744	—	—	2,744
Other comprehensive loss	—	—	—	—	—	(1,094)	—	(1,094)
Net loss	—	—	—	—	—	—	(63,176)	(63,176)
Balance as of December 31, 2021	—	$—	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
The accompanying notes are an integral part of these Consolidated Financial Statements.

ThredUp Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(63,176)	$(47,877)	$(38,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,155	5,581	4,274
Stock-based compensation expense	12,959	7,336	7,678
Reduction in the carrying amount of right-of-use assets	3,985	4,034	—
Changes in fair value of convertible preferred stock warrants and others	2,342	561	1,077
Changes in operating assets and liabilities:
Accounts receivable, net	(1,189)	229	(638)
Inventory, net	(2,741)	374	2,290
Other current and non-current assets	(6,326)	32	(239)
Accounts payable	871	3,469	(741)
Accrued and other current liabilities	9,251	5,182	14,205
Seller payable	5,072	4,407	315
Operating lease liabilities	(3,964)	(3,824)	—
Other non-current liabilities	(1,258)	1,391	(114)
Net cash used in operating activities	(35,019)	(19,105)	(10,090)
Cash flows from investing activities
Purchases of marketable securities	(125,217)	—	—
Maturities of marketable securities	2,800	—	8,250
Purchases of non-marketable equity investment	(3,750)	—	—
Acquisition of business, net of cash acquired	(23,581)	—	—
Purchase of property and equipment	(19,828)	(19,424)	(9,504)
Net cash used in investing activities	(169,576)	(19,424)	(1,254)
Cash flows from financing activities
Proceeds from debt issuance	4,625	18,352	19,750
Repayment of debt	(4,000)	(1,190)	(11,801)
Proceeds from offerings of issuance of Class A common stock, net of underwriting discounts and commissions	226,905	—	—
Proceeds from exercise of common stock options and withholding taxes for the net share settlement of restricted stock units	5,177	2,170	722
Payment of costs for the initial public offering and the follow-on offering	(4,729)	(1,117)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	82,511
Proceeds from ESPP purchase	982	—	—
Net cash provided by financing activities	228,960	18,215	91,182
Effect of exchange rate changes on cash and cash equivalents	(64)	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	24,301	(20,314)	79,838
Cash, cash equivalents and restricted cash
Beginning of period	67,539	87,853	8,015
End of period	$91,840	$67,539	$87,853

Supplemental disclosures of cash flow information
Cash paid for income taxes, net of refunds	$64	$45	$27
Cash paid for interest	$2,076	$1,450	$1,207
Supplemental disclosures of non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,739	$1,555	$587
Right-of-use assets obtained in exchange for operating lease liabilities with lease modification	$19,669	$9,142	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

ThredUp Inc.
Notes to Consolidated Financial Statements
1.Organization and Description of Business
ThredUp Inc. (“ThredUp” or the “Company”) was formed as a corporation in the State of Delaware in January 2009. ThredUp is a large resale platform that enables consumers to buy and sell primarily secondhand women’s and kid’s apparel, shoes and accessories. The Company conducts its marketing and administrative functions from Oakland, California and Scottsdale, Arizona and operates its fulfillment centers in Pennsylvania, Georgia and Arizona. Another distribution center in Texas is under construction. The Company expanded its operations to Europe through its acquisition of Remix, which closed in October 2021.
Initial Public Offering
The Company’s registration statement on Form S-1 related to its initial public offering (the “IPO”) was declared effective on March 25, 2021 by the Securities and Exchange Commission (“SEC”), and the Company’s Class A common stock began trading on the Nasdaq Global Select Market on March 26, 2021. Upon the closing of the IPO, the Company sold 13,800,000 shares of Class A common stock to the public at a price of $14.00 per share. The aggregate net proceeds were $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million.

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

Follow-on Public Offering
On August 2, 2021, the Company issued and sold 2,000,000 shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were $45.5 million, after deducting $3.3 million of underwriting discounts and commissions and offering costs. Refer to Note 10, Common Stock and Common Stock Warrants for more details.

2. Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated upon consolidation. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment and intangibles, allowance for sales returns, allowance for bad debts, breakage on loyalty points and rewards, valuation of inventory, warrants, stock-based compensation, valuation of right-of-use assets, valuation of goodwill and acquired intangibles and income taxes.

The COVID-19 pandemic has adversely impacted businesses worldwide and has impacted various aspects of the Company’s business and operations. The Company’s revenue growth and operating spend has been and may continue to be affected by COVID-19 and related restrictions on business, labor cost increases and supply chain issues. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of significant judgment.

Foreign Currency

The Company’s functional currency is the United States (“U.S.”) dollar for its operations except for Remix whose functional currency is the Bulgarian lev. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from the respective functional currencies into U.S. dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive income (loss).
Revenue Recognition
Revenue is recognized in accordance with Accounting Standards Topic 606 (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive for those goods and services. The Company generates the majority of its revenue from its marketplace, which allows its buyers to browse and purchase resale items for women’s and kids’ apparel, shoes and accessories on behalf of sellers. The Company recognizes revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, it satisfies a performance obligation.
Both buyers and sellers may be customers in the Company’s revenue arrangements. Sellers are the primary customer in a consignment arrangement while the buyer is the primary customer in sale of Company-owned inventory, referred to as product sales. A contract with a customer exists in both cases when the end-customer purchases the goods obligating the Company to deliver the identified performance obligation(s). Generally, the Company requires authorization from a credit card or other payment method (such as PayPal), or verification of receipt of payment, before the products are shipped to buyers. The Company generally receives payments from buyers before payments to the sellers are due.
Consignment Revenue
The Company generates consignment revenue from the sale of secondhand women’s and kids’ apparel, shoes and accessories on behalf of sellers. The Company retains a percentage of the proceeds received as payment for its consignment service. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remain with the consignor until transferred to the buyer, which occurs subsequent to purchase of the consigned goods and upon expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where the consignment window expires or returned goods become Company-owned inventory.
Consignment revenue is recognized upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is recognized net of seller payouts, discounts, incentives and returns. Sales tax assessed by governmental authorities is excluded from revenue.

Product Revenue
The Company recognizes product revenue on a gross basis as the Company acts as the principal in the transaction. Online sales and sales to third-party retail partners are generally recognized upon shipment of the purchased good to the buyer. Product revenue is recognized net of discounts, incentives and returns. Sales tax assessed by governmental authorities is excluded from revenue.
Shipping Fees
The Company charges shipping fees to buyers, which are included in revenue. All outbound shipping costs are accounted for in cost of revenue at the time revenue is recognized.
Returns
The Company generally has a 14-day return period which may change from time to time and recognizes a returns reserve, based on historical experience, which is recorded in accrued and other current liabilities on the consolidated balance sheet.
Incentives
Incentives include website discounts, customer credits and loyalty program rewards issued to sellers and buyers. Incentives are treated as a reduction of product revenue and consignment revenue. Revenue treatment for our loyalty program is discussed further below under Deferred Revenue.
Deferred Revenue
Deferred revenue consists primarily of cash collections for product items purchased, but not shipped, and revenue allocated to unredeemed loyalty points. Cash collections for items purchased, but not shipped, are generally recognized as revenue upon shipment. As of December 31, 2021 and 2020, the Company had $1.7 million and $0.9 million, respectively, in deferred revenue for such items, which were recognized shortly after the period end, and are included in accrued and other current liabilities on the consolidated balance sheets.
In August 2019, the Company launched a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty points and rewards are accounted for as separate performance obligations and accrued as deferred revenue in the amount of the transaction price allocated to the points and rewards. The allocated transaction price is based on the estimated fair value per point, net of breakage. Breakage is estimated based on the Company’s historical redemption rates. Revenue is recognized when the loyalty rewards are redeemed or expire. As of December 31, 2021 and 2020, the Company had a liability of $4.0 million and $4.1 million, respectively, related to the loyalty program which is included in accrued and other current liabilities in the consolidated balance sheets. The Company recognized $13.8 million, $6.6 million and $0.1 million of revenue related to loyalty points in the 2021, 2020 and 2019 periods, respectively. Revenue allocated to loyalty points is expected to be recognized within one year as loyalty points expire 12 months after issuance.
Revenue by Geographic Area
Revenue is attributed to a geographic area based on the shipped-from location. The following summarizes the Company’s revenue by geographic area (in thousands):

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
North America	$240,677	$186,015	$163,812
Europe	11,115	—	—
Total	$251,792	$186,015	$163,812

Europe net sales in the year ended December 31, 2021 is primarily coming from the Company’s Remix operations acquired in 2021.
Segments
The Company operates under one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. The long-lived assets, excluding goodwill and intangible assets, outside of the United States are immaterial.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, the management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. After the purchase accounting is finalized, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Net Loss Per Share Attributable to Common Stockholders
The Company follows the two-class method when computing net loss per common share when shares issued meet the definition of participating securities. The two-class method determines net loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in the Company’s losses.
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
Comprehensive Loss
Comprehensive loss is comprised of net loss and other charges or credits to equity that are not the result of transactions with owners. There was $0.7 million foreign currency translation loss included in the other comprehensive loss for the year ended December 31, 2021. There were $0.4 million other comprehensive losses related to unrealized gains or losses on debt securities classified as available-for-sale for the year ended December 31, 2021. There were no material unrealized gains or losses for the years ended December 31, 2020 and 2019.

Cash, Cash Equivalents and Restricted Cash
The Company classifies all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents. Cash and cash equivalents are comprised of bank deposits and commercial paper, and money market funds.
Restricted cash primarily represents letters of credit with financial institutions held as collateral for its facility leases. Restricted cash is classified non-current if the Company expects that the cash will remain restricted for a period greater than one-year. Current restricted cash is included in other current assets on the consolidated balance sheet.
The following table provides a reconciliation of cash and cash equivalents as well as restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$84,550	$64,485
Restricted cash, current	560	364
Restricted cash, non-current	6,730	2,690
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$91,840	$67,539
Restricted cash, non-current of $6.7 million and $2.7 million is included in other assets in the consolidated balance sheets as of December 31, 2021 and 2020, respectively.
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
As of December 31, 2021 and 2020, there were no customers that represented 10% or more of the Company’s accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2021, 2020 and 2019.

Accounts Receivable, Net
Accounts receivable consists of amounts due from payment processors and trade customers that do not bear interest. The Company records an allowance for doubtful accounts for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts was immaterial as of December 31, 2021 and 2020.
Inventory, Net
Inventories, consisting of merchandise that the Company has purchased and holds title, are accounted for using the specific identification method, and are valued at the lower of cost and net realizable value. The cost of inventory is equal to the cost of the merchandise paid to the seller and related inbound shipping costs. Inventory valuation requires the Company to make judgments based on currently available information about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. The Company records an inventory write-down based on the age of the inventory and historical experience of expected sell-through.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets.
The estimated useful lives of the Company’s property and equipment are as follows:

Machinery and equipment	3-10 years
Internal-use software	1-3 years
Leasehold improvements	Shorter of lease term or estimated useful life
Computers and software	2-3 years
Furniture and fixtures	5-7 years
Maintenance and repairs are charged to expense as incurred, and improvements and betterments are capitalized.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.
Internal-Use Software
The Company capitalizes qualifying proprietary software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and placed in service for its intended use. Capitalization ceases when the software is substantially complete and ready for its intended use including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is equal to the excess of the fair value over the carrying amount of the impaired assets. There were no impairments of long-lived assets for the years ended December 31, 2021 and 2020.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company tests goodwill for impairment annually as of the first day of its fourth fiscal quarter and in interim periods if events occur that would indicate that the carrying value of goodwill may be impaired. The Company assesses goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount.
Acquired Intangible Assets
When a business is acquired, a portion of the purchase price is typically allocated to identifiable intangible assets, such as trademark, acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires the management to project future cash flows and apply an appropriate discount rate. Intangible assets with finite lives are amortized on a straight-line basis over their economic lives ranging from 3 years to 9 years. Estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to the Company’s results of operations.
Other Investment
The Company made a strategic investment in preferred shares of a privately held online retail company in October 2021. The Company accounts for its investment in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Upon acquisition, the investment is measured at cost, which represents the then fair value. Under ASC 321, the Company can elect to subsequently measure the investments at initial cost, minus impairment and any changes, plus or minus, resulting from observable price in orderly transactions for the identical or a similar investment of the same issuer. This election must be made for each investment separately. Changes in the carrying value of other investment are recognized through net loss. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The Company’s assessment includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities and other factors that raise concerns about the investee’s ability to continue as a going concern. If the investment is impaired, an impairment charge is recognized in the amount by which the carrying amount of the investment exceeds the estimated fair value of the investment, with the impairment charge recognized through net loss. The Company’s non-marketable equity investment of $3.8 million was included in the other assets in the consolidated balance sheet as of December 31, 2021 and there was no impairment recognized on the investment.
Asset Retirement Obligations
The Company records asset retirement obligations (“AROs”) for the estimated cost of restoring its automated warehouse facilities to the specific condition required per the terms of its lease agreement, upon termination of the lease. AROs represent the present value of the expected costs and timing of the related obligations incurred. The ARO assets and liabilities are recorded in property and equipment within the machinery and equipment line item and other non-current liabilities in the consolidated balance sheets. The Company records accretion expense, which represents the increase in the ARO, over the remaining estimated duration of the lease including renewal periods that are included in the lease life.

Accretion expense is recorded in operations, product and technology expense in the consolidated statement of operations using accretion rates based on credit adjusted risk-free interest rates.
Leases
Effective January 1, 2020, the Company adopted ASC 842, Leases (“ASC 842”), using the optional transition method and applied the standard only to leases that existed at that date.
Under ASC 842, the Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Lessees are required to classify leases as either finance or operating leases and to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight-line basis over the term of the lease. The Company determines the initial classification and measurement of its ROU assets and lease liabilities at the lease commencement date and thereafter if modified. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable.
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its existing credit arrangements, term of the lease, total lease payments and adjust for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise any such options. Lease costs for the Company's operating leases are recognized on a straight-line basis within operating expenses over the lease term.
The Company has elected to not separate lease and non-lease components for real estate leases and, as a result, accounts for lease and non-lease components as one component. The Company has also elected to not apply the recognition requirement to any leases within its existing classes of assets with a term of 12 months or less. For these leases, lease payments are recognized on a straight-line basis over the lease term and variable payments in the period in which the obligation is incurred.
Seller Payable
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers. These credits may be applied towards purchases from the Company, converted to third-party retailer or thredUP gift cards or redeemed for cash.
Gift Cards and Site and Seller Credits
The Company sells thredUP gift cards on its e-commerce website. Seller credits and site credits can be converted to thredUP gift cards. thredUP gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of December 31, 2021 and 2020, $7.3 million and $6.2 million of gift card liability, respectively, was included in accrued and other current liabilities on the consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $0.9 million, $0.6 million and $0.1 million in the years ended December 31, 2021, 2020, and 2019 respectively.

The Company issues both site credits and seller credits. The Company issues site credits for various reasons such as for promotions or for refunds. The Company issues seller credits to sellers in exchange for consignment items sold. Site credits can be applied towards future charges but cannot be converted into cash. Site credits and seller credits may also be converted to thredUP gift cards after one year at the discretion of the Company. These credits are recognized as revenue when used, converted, or expired. As of December 31, 2021 and 2020, $5.9 million and $3.2 million, respectively, of such customer site credits were included in accrued and other current liabilities on the consolidated balance sheets.
Breakage on gift cards and site credits is immaterial for the years ended December 31, 2021, 2020 and 2019.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income on the years in which those temporary differences are expected to be recovered and settled.
The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
Cost of Revenue
Cost of consignment revenue consists of outbound shipping, outbound labor and packaging costs. Cost of product revenue mainly consists of the inventory cost, inbound shipping related to the sold merchandise, outbound shipping, outbound labor, packaging costs and inventory write-downs.
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs include personnel costs, distribution center rent, maintenance and equipment depreciation as well as inbound shipping costs, other than those capitalized in inventory. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate the distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent. Research and development costs related to our technology were approximately $28.7 million, $20.7 million and $19.0 million, during the years ended December 31, 2021, 2020 and 2019, respectively.
Marketing
Marketing costs consist primarily of advertising, public relations expenditures and personnel costs for employees engaged in marketing. Marketing costs also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent.
Advertising and other promotional costs included in the marketing line item on the consolidated statement of operations are expensed as incurred and were approximately $54.1 million, $38.4 million and $39.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Sales, General and Administrative
Sales, general and administrative expenses consist of personnel costs for employees involved in general corporate functions, including accounting, finance, tax, legal and people services; customer service; and retail stores. Sales, general and administrative also includes payment processing fees, professional fees and allocation of corporate facilities and information technology costs such as equipment, depreciation and rent.
Stock-Based Compensation
Stock-based compensation costs are based on the fair values on the date of grant for stock awards and stock options and on the date of enrollment for the employee stock purchase plan (“ESPP”). The fair values of Restricted Stock Units (“RSUs”) are based on ThredUp’s stock price on the date of grant. The fair values of stock options and ESPP are estimated using the Black-Scholes option-pricing model. The fair values of equity awards are recognized as compensation expense over the requisite service period or over the period in which the related services are received (generally the vesting period), using the straight-line method. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once the Company has determined that it is probable that performance conditions will be satisfied. The Company accounts for forfeitures as they occur. The determination of fair value for share-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding subjective variables.
Prior Period Reclassifications
Within the consolidated balance sheets, the Company included restricted cash, non-current within non-current other assets for the prior period to conform with current period presentation.
Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2021 and 2020, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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

New Accounting Pronouncements Recently Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02 and ASU 2020-03, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.
3.    Financial Instruments and Fair Value Measurements
For all of the marketable securities, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data.
The following table provides the financial instruments measured at fair value for each of the respective periods (in thousands):

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Money market fund	$41,376	$—	$—	$41,376
U.S. treasury securities	37,190	—	—	37,190
Commercial paper	—	12,098	—	12,098
Corporate debt securities	55,921	—	—	55,921
U.S. government agency bonds	28,166	—	—	28,166
Total	$162,653	$12,098	$—	$174,751
Classified as:
Cash equivalents				$53,474
Marketable securities				121,277
				$174,751

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$43,460	$—	$—	$43,460
Total cash equivalents	$43,460	$—	$—	$43,460
Liabilities
Convertible preferred stock warrant liability	$—	$—	$805	$805
Total liabilities	$—	$—	$805	$805
The Company’s money market funds and commercial paper were included within cash equivalents. U.S. treasury securities, U.S. government agency bonds and corporate debt securities were included within the marketable securities.
The Company’s money market funds, U.S. treasury securities, corporate debt securities, U.S. government agency bonds were valued using Level 1 inputs because they are valued using quoted market prices.

The Company’s commercial papers were valued using Level 2 inputs because they are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of December 31, 2021 and 2020 the amortized cost of the Company’s financial assets and liabilities approximate their estimated fair values.
As of December 31, 2021, out of the $121.3 million carrying amount of marketable securities, $49.0 million had a contractual maturity date of less than one year and $72.2 million had a contractual maturity date between one and two years.
The convertible preferred stock warrant liability was included in other non-current liabilities and was valued using Level 3 inputs, before the convertible preferred stock warrants were converted to Class B common stock warrants upon IPO.
During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2, or Level 3 assets reported at fair value on a recurring basis.

4.    Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$48,874	$35,254
Internal-use software	5,517	4,764
Computers and software	5,336	3,677
Leasehold improvements	4,705	4,459
Furniture and fixtures	856	519
Construction in progress	10,740	6,548
	76,028	55,221
Less: accumulated depreciation and amortization	(20,562)	(14,090)
Property and equipment, net	$55,466	$41,131
For the years ended December 31, 2021 and 2020, the Company capitalized $2.1 million and $1.4 million of costs associated with internal-use software, respectively. For the years ended December 31, 2021 and 2020 the Company capitalized $0.3 million and $0.4 million, respectively, out of $2.5 million and $1.7 million total interest costs incurred for each respective period. Depreciation and amortization expense of property and equipment was $8.5 million and $5.6 million for the year ended December 31, 2021 and 2020, respectively.
5.    Acquisition of Remix
On July 24, 2021, the Company entered into Share Purchase Agreements with the shareholders of Remix, a fashion resale company headquartered in Sofia, Bulgaria, to purchase 100% of the outstanding equity interests of Remix and its subsidiary. The acquisition of Remix closed on October 7, 2021. With this acquisition, the Company added a complementary operational infrastructure and an experienced management team to enable its expansion into Europe.
The Company acquired the business for total cash consideration of $25.6 million and future issuance of 130,597 Class A common shares in 2023 with a fair value of $2.7 million as of the closing date. Revenue of $11.1 million and net loss of $1.2 million from this acquisition have been included in the consolidated statements of operations from the acquisition date through December 31, 2021. The Company incurred $1.1 million in transaction-related costs during the year ended December 31, 2021, which are included within sales, general and administrative expenses.
The allocation of the purchase price is based on the estimated fair values of the assets acquired and liabilities assumed by major class related to the acquisition of Remix and are reflected, as of the acquisition date, in the accompanying financial statements as follows (in thousands):

Purchase Price
Cash consideration	$25,550
Delayed share issuance	2,744
Total purchase consideration	$28,294

Cash and cash equivalents	1,860
Accounts receivable	1,150
Inventory	3,657
Intangible assets	14,800
Other assets	786
Accounts payable	(3,102)
Accrued and other liabilities	(3,356)
Total net assets acquired	15,795
Goodwill as of October 7, 2021	$12,499
Foreign currency translation adjustments	(261)
Goodwill as of December 31, 2021	$12,238
Goodwill was calculated as the excess of the consideration transferred over the net assets acquired and represents the estimated future economic benefits arising from other assets acquired, the assembled workforce and planned growth in strategic markets that could not be individually identified and separately recognized. Goodwill recognized as a result of this acquisition is not deductible for tax purposes.

Intangible assets with determinable lives
Customer relationships	$5,200
Developed technology	4,900
Trademarks	4,700
Total identified intangible assets as of October 7, 2021	$14,800
Foreign currency translation adjustments	(308)
Gross carrying amount as of December 31, 2021	$14,492
Customer relationships represent the fair value of future projected revenue that will be derived from sales of products to existing customers of Remix business. Customer relationships were valued using the multi-period excess earning method of the income approach. Developed technology primarily consists of a client facing platform (i.e., website and mobile app) and supporting functions, all of which were internally developed. Trademarks relates to the “Remix” trade name. Developed technology and trademarks were valued using the relief-from-royalty method under the income approach. This method involves forecasting avoided royalties, reducing them by taxes and discounting the resulting net cash flows to a present value using an appropriate discount rate that requires judgement by management.
The Company did not present pro forma and other financial information for the acquisition of Remix, as this is not considered to be a material business combination.
6.    Goodwill and Other Intangible Assets
The goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. The carrying amount of goodwill was $12.2 million as of December 31, 2021.
The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands):

		As of December 31, 2021
Intangible assets with determinable lives	Amortization Period (years)	Gross carrying amount	Accumulated amortization	Carrying amount, net
Customer relationships	8	$5,092	$(150)	$4,942
Developed technology	3	4,798	(373)	4,425
Trademarks	9	4,602	(115)	4,487
Total		$14,492	$(638)	$13,854

Developed technology, customer relationships, and trademarks intangibles amortization is recorded within operations, product and technology, sales general and administrative, and marketing expense lines, respectively, within the Consolidated Statements of Operations.
The estimated future amortization of intangible assets with determinable lives as of December 31, 2021 are $2.7 million for 2022, $2.7 million for 2023, $2.4 million for 2024, $1.2 million for 2025, $1.2 million for 2026 and $3.7 million for thereafter.
7.    Balance Sheet Components
Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$908	$—
Work in progress	670	—
Finished goods	8,247	3,519
	$9,825	$3,519
Accrued and other current liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Gift card and site credit liabilities	$13,223	$9,362
Accrued compensation	6,438	3,443
Accrued vendor liabilities	6,031	3,407
Deferred revenue	5,878	5,094
Accrued taxes	5,728	4,594
Allowance for returns	6,209	3,389
Accrued other	1,746	3,252
	$45,253	$32,541
8.    Lease Agreements
The Company leases certain office space and distribution centers with lease terms ranging from 20 to 146 months. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional 12 to 120 months. For certain leases, these optional periods have been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is reasonably certain it will exercise the renewal options. The majority of the Company’s existing office space and distribution center in Europe are short-term leases as of December 31, 2021. In December 2021, the Company entered into an agreement to lease a new headquarter office and distribution center in Sophia, Bulgaria (the “Bulgaria Lease”). The Bulgaria Lease is expected to commence in March 2022 with an original term of 10 years from the commencement date. The base rent is approximately €14.1 million or $15.9 million, estimated at December 31, 2021 Euro to USD spot rate, in aggregate over the original term.

The following table summarizes maturities of the Company’s operating lease liabilities as of December 31, 2021 (in thousands):

December 31,
2022	$7,931
2023	7,808
2024	6,930
2025	6,061
2026	5,706
Thereafter	26,437
Total lease payments	60,873
Less: imputed interest	(13,843)
Less: tenant improvement allowance yet to be received	(6,102)
Total lease liabilities	40,928
Less: current lease liabilities	(3,931)
Total non-current lease liabilities	$36,997
Security deposits and letters of credits used to secure the leases were $0.8 million and $6.3 million, respectively, as of December 31, 2021 and $0.3 million and $3.1 million, respectively, as of December 31, 2020.
Operating lease cost was $7.0 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively. Rent expense for operating leases under ASC 840 was $4.4 million for the year ended December 31, 2019. The following table summarizes the cost components of the Company’s operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Operating Lease Cost
Fixed Cost	$5,591	$5,568
Short-Term Lease Cost	7	58
Variable Lease Cost(1)	1,381	1,197
Total Operating Lease Cost(2)	$6,979	$6,823
________________
(1)Under the terms of the lease agreements, the Company is also responsible for certain variable lease payments that are not included in the measurement of the lease liability. Variable lease payments include non-lease components such as common area maintenance fees.
(2)The majority of lease costs are reflected in the Consolidated Statement of Operations within Operations, product and technology and Sales, general and administrative expense.

Other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,401	$5,365
The following table discloses the weighted-average remaining lease term and discount rate for the period:

	December 31, 2021	December 31, 2020
Operating Leases
Weighted average remaining lease term (years)	8.1	7.8
Weighted average discount rate	5.9%	6.7%
9.    Long-term Debt and Convertible Preferred Stock Warrants
The Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank (“Bank”) for an aggregate amount up to $40.0 million to refinance its Loan and Security Agreement with Silicon Valley Bank (“SVB”) in February 2019. The Term Loan was amended three times before December 31, 2020.
In February 2021, the Company amended and restated the loan and security agreement with the Bank to reflect all waivers and amendments to date. Subsequently, the Company borrowed an additional $5.0 million for an aggregate principal amount of $40.0 million. In connection with the additional $5.0 million draw, the Company issued additional warrant shares for Series E-1 preferred stock in the amount of 15,979.
On May 14, 2021, the Company entered into the first amendment to the amended and restated loan and security Agreement (the “First Amendment”) with the Bank. The First Amendment amended the agreement dated February 3, 2021, with the most notable change being a decrease in interest rate. In accordance with the First Amendment, the interest rate on the Term Loan is the prime rate published in The Wall Street Journal plus 1.5% with a floor of 5.5% per annum.
The Term Loan can be prepaid without penalty or premium at any time. The Term Loan contains certain covenants, which, if not met, allows the Bank to call all outstanding borrowings plus accrued interest. The covenants include minimum cash and liquidity thresholds, quarterly minimum net revenue and revenue growth thresholds, and a debt service requirement specified by the Term Loan. The Bank has secured the loan through its first ranking lien on all corporate assets, with a negative pledge on intellectual property. The Company was in compliance with all debt covenants as of December 31, 2021.
As of December 31, 2021, the nominal interest rate was 5.50% and the effective interest rate was 6.65%.

The maturities of the loan agreement as of December 31, 2021 are as follows (in thousands):

Amount
2022	$8,000
2023	8,000
2024	20,000
Thereafter	—
Total future principal	36,000
Less: unamortized debt discount	(673)
Less: current portion of long-term debt	(7,768)
Non-current portion of long-term debt	$27,559
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
Immediately prior to the completion of IPO in March 2021, all 164,973 shares of the convertible preferred stock warrant were remeasured to fair value and converted to equivalent number of Class B common stock warrants. The Company reclassified the convertible preferred stock warrant liability to additional paid-in capital upon the conversion. Refer to Note 10, Common Stock and Common Stock Warrants for more details on common stock warrants.
10.    Common Stock and Common Stock Warrants
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
During the year ended December 31, 2021, the Company issued 128,643 shares of Class B common stock through cashless net exercises of the entire 164,973 shares underlying Class B common stock warrants. No Class B common stock warrants were outstanding as of December 31, 2021.

The table below summarizes the Class A common stock and Class B common stock issued and outstanding:

	As of December 31, 2021
	Authorized	Issued and Outstanding
	(in thousands)
Common stock Class A	1,000,000	57,779
Common stock Class B	120,000	40,656
Total common stock	1,120,000	98,435
The Company had reserved shares of common stock for issuance, on an as-converted basis, as follows:

	As of December 31,
	2021	2020
	(in thousands)
Outstanding stock options	19,440	22,775
Shares available for future grants	10,668	202
Employee stock plan purchases	2,917	—
Restricted stock units outstanding	1,271	—
Delayed share issuance related to acquisition	131	—
Convertible preferred stock	—	65,971
Outstanding convertible preferred stock warrants	—	149
Total	34,427	89,097

11.    Stock-Based Compensation Plans
2010 Stock Incentive Plan
In 2010, the Company adopted the Second Amended and Restated 2010 Stock Plan (“2010 Plan”), and amended the 2010 Plan in 2011. The 2010 Plan provides for the grant of stock awards to employees, consultants and directors of the Company. Options granted under the 2010 Plan may either be Incentive Stock Options (“ISOs”) or Nonstatutory Stock Options (“NSOs”). ISOs may be granted to Company employees only, while stock awards other than ISOs may be granted to employees, directors and consultants. In 2020, the board of directors authorized an additional 6.5 million shares for the 2010 Plan. In 2021, the board of directors authorized an additional 1.0 million shares for the 2010 Plan.
Stock awards under the 2010 Plan may be granted with terms of up to 10 years and at prices determined by the board of directors, provided, however, that (i) the exercise price of an ISO or NSO shall not be less than 100% of the estimated fair value of the shares on the date of the grant, and (ii) the exercise price of an ISO granted to a 10% or more stockholder shall not be less than 110% of the estimated fair value of the shares on the grant date. The options generally vest over a four-year period. For certain options, vesting accelerates upon the occurrence of specified events, such as a change of control.
IPO Options Under the 2010 Plan
In August 2020, the Company’s board of directors approved stock options for 3,588,535 common shares to be granted to certain officers and employees with an exercise price of $2.05 per share. 50% of the options granted vest over a four-year period commencing on the effective date of the IPO. The remaining 50% of the options granted vest over a four-year period commencing on the one-year anniversary of the IPO. As these stock options vest upon the satisfaction of both a time-based condition and a performance condition, the fair value of these stock options of $6.7 million, in aggregate, will be recognized as compensation expense over the requisite service period using the accelerated attribution method. In the year ended on December 31, 2021, $3.2 million was recognized as compensation expense from stock options subject to these performance conditions.
2021 Stock Option and Incentive Plan
In February 2021, in connection with the IPO, the Company’s board of directors adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”) to replace the 2010 Plan, which was subsequently approved by the Company’s stockholders in March 2021. The 2021 Plan became effective on March 24, 2021.
As of December 31, 2021, no stock options were granted under the 2021 Plan. As of December 31, 2021, 1,436,451 restricted stock units were granted under the 2021 Plan.
Stock option activity under the 2010 Plan, as amended is as follows:

	Options Available for Grant (in thousands)	Number of Options Outstanding (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Balances at December 31, 2020	202	22,775	$1.81	7.36	$107,696
Options authorized	1,000	—
Options granted	(924)	924	$6.54
Options exercised	—	(3,480)	$1.51
Options forfeited and expired	172	(779)	$2.57
Transferred to 2021 Plan	(450)	—
Balances at December 31, 2021	—	19,440	$2.06	6.29	$208,042
Options outstanding and exercisable – December 31, 2021		11,434	$1.81	5.27	$125,242
The aggregated intrinsic value represents the difference between the exercise price and the fair value of common stock. The aggregate intrinsic value of all options exercised was $53.8 million, $2.9 million and $0.9 million during the years ended December 31, 2021, 2020 and 2019, respectively. The weighted average grant date fair value of options granted was $6.66, $1.72 and $1.38 during the years ended December 31, 2021, 2020 and 2019, respectively.
The Company records stock-based awards at fair value as of the grant date, using the Black Scholes option pricing model. The fair value of stock options granted were estimated using the following range of assumptions:

Year Ended December 31,
	2021(1)	2020(1)	2019
Expected term (in years)	5.00 - 10.00	5.00-10.00	5.55 – 6.25
Expected volatility	59.4%-61.8%	46.9%-54.9%	45.5% – 47.8%
Average risk-free rate	0.44%-1.10%	0.28%-1.55%	1.52% – 2.44%
Dividend yield	—	—	—
________________
(1)Assumptions include non-employee options after adoption of ASU 2018-07 as of January 1, 2020.
Each of these inputs is subjective and generally requires significant judgment.
Fair Value of Common Stock —Historically, for all periods prior to the IPO in March 2021, the fair value of the shares of common stock has historically been determined by the Company’s board of directors as there was no public market for the common stock. The board of directors determines the fair value of our common stock by considering a number of objective and subjective factors, including: the valuation of comparable companies, sales of preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of common stock and general and industry specific economic outlook, amongst other factors. After the completion of the IPO in March 2021, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.
Expected Term —The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.
Volatility — Because the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.
Risk-free Rate —The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
Dividends —The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by the stockholders in March 2021. The ESPP became effective on March 24, 2021. The first offering period began on March 25, 2021, and there was $0.5 million in stock-based compensation related to the ESPP for the year ended December 31, 2021.
The Company used the following assumptions to estimate the fair value of stock offered under the ESPP for the years ended December 31, 2021:

Year Ended December 31,
2021
Expected term (in years)	0.50 - 0.68
Expected volatility	60.65% - 71.25%
Average risk-free rate	0.05% - 0.10%
Dividend yield	—
Weighted average fair value of purchase rights	$5.28
Restricted Stock Units
The Company issues service-based and performance-based RSUs to employees. The RSUs automatically convert to shares of the Company’s common stock on a one-for-one basis as the awards vest. RSUs granted to newly hired employees typically vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.

The following table summarizes RSUs excluding RSUs with performance-based vesting conditions (“PSUs”) activity under the 2021 Plan:

	Shares (in thousands)	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	—	$—
Granted	1,405	$18.92
Vested	(84)	$20.21
Forfeited and cancelled	(81)	$19.83
Outstanding at December 31, 2021	1,240		1.77	$15,813
Stock-based Compensation
Total stock-based compensation expense by department is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operations, product and technology	$4,241	$3,739	$3,877
Marketing	1,405	1,067	1,018
Sales, general and administrative	7,313	2,530	2,783
Total stock-based compensation expense	$12,959	$7,336	$7,678
Stock-based compensation costs capitalized as part of internal-use software was $0.3 million during the year ended December 31, 2021. No such costs were capitalized during the years ended December 31, 2020 and 2019.
As of December 31, 2021, there was $11.9 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 1.85 years.
As of December 31, 2021, the Company had $21.3 million unrecognized stock-based compensation related to RSUs excluding PSUs, which will be recognized over the weighted average remaining requisite service period of 3.37 years. The total fair value of RSUs excluding PSUs that vested for the years ended 2021 and 2020 was $1.7 million and zero, respectively.
As of December 31, 2021, there was $0.3 million of total unrecognized stock-based compensation on ESPP, which will be recognized over a weighted average period of 0.4 years.

12.    Commitments and Contingencies
Noncancellable Purchase Commitments
As of December 31, 2021, the Company has non-cancelable contractual commitments of $17.0 million for software, construction and other services in the ordinary course of business with varying expiration terms through 2025. As of December 31, 2021, the future minimum payments under these arrangements were as follows (in thousands):

Purchase Commitments
2022	$11,902
2023	3,134
2024	1,026
2025	939
2026	—
Thereafter	—
Total future minimum payments	$17,001
Legal Contingencies
The Company is subject to litigation claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made.
13.    Retirement Plan
In 2010, the Company sponsored a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all United States employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis. For the years ended December 31, 2021, 2020 and 2019, no employer contributions were made to the 401(k) Plan.
14.    Income Taxes
The Company had no federal or foreign provision for income taxes as the Company has incurred operating losses since inception. The Company has U.S. pre-tax book loss of $61.9 million and foreign pre-tax book loss of $1.2 million for the year ended December 31, 2021. The Company’s state tax provision, which was current, was $80,000 and $56,000 for the years ended December 31, 2021 and 2020, respectively.
The Company’s effective tax rate, as a percentage of pretax income, differs from the statutory federal rate primarily due to the valuation allowance that the Company records on its deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realized.
The reconciliation of the federal statutory income tax provision for the Company’s effective income tax provision (in thousands):

	Year Ended December 31,
	2021	2020
Tax at federal statutory rate	$(13,250)	$(10,042)
State taxes, net of federal effect	63	42
Non-deductible expenses	156	67
Foreign tax rate differential	259	—
Stock based compensation	(3,086)	1,077
Change in valuation allowance	15,712	8,814
Other	226	98
Provision for income taxes	$80	$56
The significant components of the Company’s deferred tax assets and liabilities consisted of (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accruals and reserves	$2,043	$2,472
Inventory and deferred revenue	770	690
Stock compensation	2,128	1,151
Other	1,417	670
Net operating loss carryforwards	75,804	53,550
Gross deferred tax assets	82,162	58,533
Less: valuation allowance	(75,348)	(56,581)
Total deferred tax assets	6,814	1,952
Deferred tax liabilities:
Fixed assets	(4,876)	(1,952)
Intangibles	(1,938)	—
Gross deferred tax liabilities	(6,814)	(1,952)
Net deferred tax assets	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Net deferred tax assets consist primarily of net operating losses of approximately $75.8 million as of December 31, 2021 and $53.6 million as of 2020 related to U.S. federal and state taxes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. The Company has established a valuation allowance to offset deferred tax assets as of December 31, 2021 and 2020 due to the uncertainty of realizing future benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $18.8 million and $10.5 million in the years ended December 31, 2021 and 2020, respectively.
Federal and state, and foreign net operating loss carryforwards of approximately $297.7 million, $203.2 million and $12.0 million, respectively, for income tax purposes are available to offset future taxable income as of December 31, 2021. $189.4 million of the U.S. federal net operating losses can be carried forward indefinitely and are available to offset 80% of future taxable income. If not used, these carryforwards will begin to expire in varying amounts beginning in 2030.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the limitation and/or expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities when the Company becomes taxable for federal or state purposes. While the Company has experienced an ownership change since its inception, an immaterial amount of net operating losses or tax credits has been limited as of December 31, 2021.
The Company has no uncertain tax positions, and the Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2021 and 2020.
The Company’s tax years 2010 through current will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.
15.    Net Loss Per Share Attributable to Common Stockholders
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive (on an as-converted basis):

	As of December 31,
	2021	2020	2019
	(in thousands)
Outstanding stock options	19,440	22,775	17,985
Restricted stock units	1,271	—	—
Delayed share issuance related to acquisition	130	—	—
Employee stock purchase plan	17	—	—
Convertible preferred stock	—	65,971	65,928
Outstanding convertible preferred stock warrants	—	149	171
Total	20,858	88,895	84,084