Form 10-Q
period 2022-03-31
ThredUp Inc.
filed 2022-05-10
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
______________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had 58,666,102 shares of Class A common stock, $0.0001 par value per share, and 40,383,662 shares of Class B common stock, $0.0001 par value per share, outstanding as of April 29, 2022.

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
•the effect of uncertainties related to the global COVID-19 pandemic, including as a result of the recent Omicron variant, the BA.2 subvariants and any new strains or variants of the virus and recovery therefrom on United States and global economies, our business, results of operations, financial condition, demand for secondhand and resale items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; and
•the increased expenses associated with being a public company.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2022 and and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances
ii

reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION.
Item 1.    Financial Statements (Unaudited)
ThredUp Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$68,597	$84,550
Marketable securities	115,189	121,277
Accounts receivable, net	2,971	4,136
Inventory, net	12,025	9,825
Other current assets	9,634	8,625
Total current assets	208,416	228,413
Operating lease right-of-use assets	42,937	39,340
Property and equipment, net	73,132	55,466
Goodwill	12,043	12,238
Intangible assets	12,942	13,854
Other assets	11,558	11,515
Total assets	$361,028	$360,826
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$19,529	$13,336
Accrued and other current liabilities	50,970	45,253
Seller payable	20,640	19,125
Operating lease liabilities, current	4,433	3,931
Current portion of long-term debt	7,780	7,768
Total current liabilities	103,352	89,413
Operating lease liabilities, non-current	42,030	36,997
Long-term debt	25,634	27,559
Other non-current liabilities	2,324	1,123
Total liabilities	173,340	155,092
Commitments and contingencies (Note 11)
Convertible preferred stock: $0.0001 par value; 100,000 shares authorized as of March 31, 2022 and December 31, 2021; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of March 31, 2022 and December 31, 2021; 98,942 and 98,435 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	526,533	522,161
Accumulated other comprehensive loss	(2,804)	(1,094)
Accumulated deficit	(336,051)	(315,343)
Total stockholders’ equity	187,688	205,734
Total liabilities, convertible preferred stock and stockholders’ equity	$361,028	$360,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2022	2021
Revenue:
Consignment	$47,435	$44,688
Product	25,260	10,992
Total revenue	72,695	55,680
Cost of revenue:
Consignment	10,049	10,832
Product	12,418	5,130
Total cost of revenue	22,467	15,962
Gross profit	50,228	39,718
Operating expenses:
Operations, product and technology	39,161	28,312
Marketing	16,978	15,446
Sales, general and administrative	14,664	10,638
Total operating expenses	70,803	54,396
Operating loss	(20,575)	(14,678)
Interest expense	(423)	(559)
Other income (expense), net	303	(907)
Loss before provision for income taxes	(20,695)	(16,144)
Provision for income taxes	13	27
Net loss	$(20,708)	$(16,171)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	98,624	18,701

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2022	2021
Net loss	$(20,708)	$(16,171)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(708)	—
Unrealized loss on available-for-sale debt securities	(1,002)	—
Total comprehensive loss	$(22,418)	$(16,171)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity
(in thousands)
(unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
Exercise of stock options	—	—	334	—	754	—	—	754
Stock-based compensation	—	—	—	—	3,618	—	—	3,618
Issuance of common stock to settle restricted stock units	—	—	173	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(1,710)	—	(1,710)
Net loss	—	—	—	—	—	—	(20,708)	(20,708)
Balance as of March 31, 2022	—	$—	98,942	$10	$526,533	$(2,804)	$(336,051)	$187,688

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	65,971	$247,041	12,890	$1	$29,989	$—	$(252,167)	$(222,177)
Exercise of stock options	—	—	1,458	—	1,875	—	—	1,875
Stock-based compensation	—	—	—	—	3,498	—	—	3,498
Conversion of preferred stock warrants to Class B common stock warrants	—	—	—	—	1,827	—	—	1,827
Preferred stock conversion to Class B common stock	(65,971)	(247,041)	65,971	7	247,034	—	—	247,041
Sale of Class A common stock upon initial public offering, net of issuance costs	—	—	13,800	1	175,533	—	—	175,534
Cashless exercise of common stock warrant	—	—	25	—	—	—	—	—
Net loss	—	—	—	—	—	—	(16,171)	(16,171)
Balance as of March 31, 2021	—	$—	94,144	$9	$459,756	$—	$(268,338)	$191,427
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(20,708)	$(16,171)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,271	2,038
Stock-based compensation expense	3,523	3,498
Reduction in the carrying amount of right-of-use assets	1,398	1,318
Changes in fair value of convertible preferred stock warrants and others	481	1,048
Changes in operating assets and liabilities:
Accounts receivable, net	1,143	97
Inventory, net	(2,313)	37
Other current and non-current assets	(2,162)	(457)
Accounts payable	1,601	4,722
Accrued and other current liabilities	4,912	4,784
Seller payable	1,521	1,470
Operating lease liabilities	539	(1,311)
Other non-current liabilities	115	4
Net cash (used in) provided by operating activities	(6,679)	1,077
Cash flows from investing activities
Maturities of marketable securities	4,726	—
Purchase of property and equipment	(12,638)	(4,099)
Net cash used in investing activities	(7,912)	(4,099)
Cash flows from financing activities
Proceeds from debt issuance	—	4,625
Repayment of debt	(2,000)	—
Proceeds from issuance of Class A common stock, net of underwriting discounts and commissions	—	180,284
Proceeds from exercise of common stock options	809	1,875
Payment of costs for the initial public offering	—	(1,733)
Net cash (used in) provided by financing activities	(1,191)	185,051
Effect of exchange rate changes on cash and cash equivalents	(172)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,954)	182,029
Cash, cash equivalents and restricted cash
Beginning of period	91,840	67,539
End of period	$75,886	$249,568
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1.Organization and Description of Business
ThredUp Inc. (“ThredUp” or the “Company”) was formed as a corporation in the State of Delaware in January 2009. ThredUp is a large resale platform that enables consumers to buy and sell primarily secondhand women’s and kid’s apparel, shoes and accessories. The Company has corporate offices in Oakland, California, Scottsdale, Arizona and Bulgaria, distribution centers in Pennsylvania, Georgia, Arizona and Bulgaria and processing centers in Texas and Tennessee. We have additional distribution centers in Texas and Bulgaria under construction.
2. Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Quarterly Report on Form 10‑Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment and intangibles, allowance for sales returns, allowance for bad debts, breakage on loyalty points and rewards and valuation of inventory, stock-based compensation, right-of-use assets, goodwill and acquired intangibles and income taxes.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2022, and the results of operations and cash flows for the interim periods presented.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2022.

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

Revenue from Loyalty Reward Redemption or Expiration
As of March 31, 2022 and December 31, 2021, the Company had a liability of $3.4 million and $4.0 million, respectively, related to the loyalty program which is included in accrued and other current liabilities in the consolidated balance sheets. The Company recognized $2.7 million and $3.3 million of

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
revenue from loyalty reward redemption or expiration for the three months ended March 31, 2022 and 2021, respectively.
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
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$68,597	$84,550
Restricted cash, current	560	560
Restricted cash, non-current	6,729	6,730
Total cash, cash equivalents and restricted cash	$75,886	$91,840
Restricted cash, non-current of $6.7 million and $6.7 million is included in the other assets in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of March 31, 2022 and December 31, 2021, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
New Accounting Pronouncements Recently Issued But Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, ASU 2020-03 and ASU 2022-02 which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company has not early adopted this standard and is currently evaluating the impact of this standard on its consolidated financial statements.
3.Financial Instruments and Fair Value Measurements
The following table provides the financial instruments measured at fair value (in thousands):

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$8,858	$—	$—	$8,858
U.S. treasury securities	4,798	—	—	4,798
Commercial paper	—	18,532	—	18,532
U.S. government agency bonds	2,450	—	—	2,450
Total cash equivalents	$16,106	$18,532	$—	$34,638

Marketable securities
Corporate debt securities	$50,573	$—	$—	$50,573
U.S. treasury securities	36,873	—	—	36,873
U.S. government agency bonds	27,743	—	—	27,743
Total marketable securities	$115,189	$—	$—	$115,189

Total	$131,295	$18,532	$—	$149,827

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market fund	$41,376	$—	$—	$41,376
Commercial paper	—	12,098	—	12,098
Total cash equivalents	$41,376	$12,098	$—	$53,474

Marketable securities
Corporate debt securities	$55,921	$—	$—	$55,921
U.S. treasury securities	37,190	—	—	37,190
U.S. government agency bonds	28,166	—	—	28,166
Total marketable securities	$121,277	$—	$—	$121,277

Total	$162,653	$12,098	$—	$174,751
The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Corporate debt securities	$51,106	$—	$(533)	$50,573
U.S. treasury securities	37,267	—	(394)	36,873
U.S. government agency bonds	28,183	—	(440)	27,743
Total	$116,556	$—	$(1,367)	$115,189

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
Corporate debt securities	$56,098	$—	$(177)	$55,921
U.S. treasury securities	37,286	—	(96)	37,190
U.S. government agency bonds	28,258	—	(92)	28,166
Total	$121,642	$—	$(365)	$121,277
As of March 31, 2022 and December 31, 2021, the amortized cost of the Company’s cash equivalents approximate their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
For all of the marketable securities, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data.
The Company’s money market funds, U.S. treasury securities, corporate debt securities and U.S. government agency bonds were valued using Level 1 inputs because they are valued using quoted market prices.
The Company’s commercial papers were valued using Level 2 inputs because they are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
There were no transfers between levels during the three months ended March 31, 2022. As of March 31, 2022, of the $115.2 million carrying amount of marketable securities, $71.6 million had a contractual maturity date of less than one year and $43.6 million had a contractual maturity date between one to two years.
4.Property and Equipment, Net
Property and equipment, net consists of the following (in thousands):

	March 31,	December 31,
	2022	2021
Property and equipment	$96,316	$76,028
Less: accumulated depreciation and amortization	(23,184)	(20,562)
Property and equipment, net	$73,132	$55,466
Depreciation and amortization expense of property and equipment was $2.6 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.
5.    Goodwill and Other Intangible Assets
The goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. The carrying amount of goodwill was $12.0 million as of March 31, 2022 and $12.2 million as of December 31, 2021. The change is due to the foreign currency translation adjustments.
The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows (in thousands):

		As of March 31, 2022
Intangible assets with determinable lives	Amortization Period (years)	Gross carrying amount	Accumulated amortization	Carrying amount, net

Customer relationships	8	$5,001	$(301)	$4,700
Developed technology	3	4,712	(753)	3,959
Trademarks	9	4,520	(237)	4,283
Total		$14,233	$(1,291)	$12,942

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

		As of December 31, 2021
Intangible assets with determinable lives	Amortization Period (years)	Gross carrying amount	Accumulated amortization	Carrying amount, net

Customer relationships	8	$5,092	$(150)	$4,942
Developed technology	3	4,798	(373)	4,425
Trademarks	9	4,602	(115)	4,487
Total		$14,492	$(638)	$13,854

The changes in the gross carrying amounts are due to foreign currency translation.
Developed technology, customer relationships, and trademarks intangibles amortization is recorded within operations, product and technology, sales general and administrative, and marketing expense lines, respectively, within the consolidated statements of operations. The amortization expense of intangible assets with determinable lives was $0.7 million and zero for the three months ended as of March 31, 2022 and 2021, respectively.
6.     Balance Sheet Components
Inventories consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$9,907	$8,247
Raw materials	1,450	908
Work in progress	668	670
	$12,025	$9,825
Accrued and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Gift card and site credit liabilities	$13,770	$13,223
Accrued vendor liabilities	9,398	6,031
Allowance for returns	7,366	6,209
Accrued compensation	6,795	6,438
Deferred revenue	6,213	5,878
Accrued taxes	5,419	5,728
Accrued other	2,009	1,746
	$50,970	$45,253

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
7.    Lease Agreements
The Company’s operating lease expense was $2.4 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
Maturities of operating lease liabilities were as follows as of March 31, 2022 (in thousands):

Amount
Remainder of 2022	$6,804
2023	8,487
2024	7,543
2025	6,740
2026	6,386
Thereafter	29,947
Total lease payments	65,907
Less: imputed interest	(14,934)
Less: tenant improvement allowance yet to be received	(4,510)
Total lease liabilities	46,463
Less: current lease liabilities	(4,433)
Total non-current lease liabilities	$42,030

In December 2021, the Company entered into an agreement to lease a distribution center in Sofia, Bulgaria. The leased property, which contains both logistics and office areas, is divided into three spaces with separate commencement dates of March 1, 2022 and targeted dates in May 2022 and June 2023. The base rent for the first stage space is approximately €6.1 million or $6.8 million, estimated at March 31, 2022 Euro to USD spot rate, in aggregate over the original term of 10 years from the commencement date.

In January 2022, the Company entered into an agreement to lease office space in Sofia, Bulgaria. The Company anticipates delivery of the leased property, accounting commencement and recording of the related right of use asset and liability to occur during the second quarter of 2022. The base rent is approximately €4.3 million or $4.7 million, estimated at March 31, 2022 Euro to USD spot rate, in aggregate over the original term of 10 years from the commencement date.

8.    Long-term Debt
The Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount up to $40.0 million to refinance its Loan and Security Agreement with Silicon Valley Bank in February 2019. The Term Loan was amended five times before December 31, 2021. The amended interest rate on the Term Loan is the prime rate published in The Wall Street Journal plus 1.5% with a floor of 5.50% per annum.
As of March 31, 2022, the nominal interest rate was 5.50% and the effective interest rate was 6.65%. The Company is in compliance with the covenants as of March 31, 2022.

The Company has repaid $6.0 million of the Term Loan as of March 31, 2022. The remaining maturities of the loan agreement as of March 31, 2022 are as follows (in thousands):

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Amount
Remainder of 2022	$6,000
2023	8,000
2024	20,000
Thereafter	—
Total future principal	34,000
Less: unamortized debt discount	(586)
Less: current portion of long-term debt	(7,780)
Non-current portion of long-term debt	$25,634
9.    Common Stock
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock issued and outstanding as of March 31, 2022.

	As of March 31, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Common stock Class A	1,000,000	58,558
Common stock Class B	120,000	40,384
Total common stock	1,120,000	98,942
10.    Stock-Based Compensation Plans
The Company's stock-based compensation plans are described in more detail in Note 11, Stock-Based Compensation Plans, to the consolidated financial statements in the 2021 Form 10-K.
2021 Stock Option and Incentive Plan
In February 2021, in connection with the Initial Public Offering (“IPO”), the Company’s board of directors adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”) to replace the Second Amended and Restated 2010 Stock Plan, which was subsequently approved by the Company’s stockholders in March 2021. The 2021 Plan became effective on March 24, 2021.
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by the stockholders in March 2021. The ESPP became effective on March 24, 2021. There was $0.2 million and zero in stock-based compensation related to the ESPP for the three months ended March 31, 2022 and 2021, respectively.
Restricted Stock Units
The Company issues service-based and performance-based restricted stock units (“RSU”) to employees. The RSUs automatically convert to shares of the Company’s common stock on a one-for-one basis as the awards vest. RSUs granted to newly hired employees typically vest 25% annually over 4 years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s Class A common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee’s respective requisite service

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
period. During the three months ended March 31, 2022, the Company granted 749,842 shares of RSUs with a weighted average grant date fair value at $8.81 under the 2021 Plan.
Stock-based Compensation
Total stock-based compensation expense by department is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operations, product and technology	$1,392	$1,350
Marketing	333	437
Sales, general and administrative	1,798	1,711
Total stock-based compensation expense	$3,523	$3,498
11.    Commitments and Contingencies
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
12.    Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three months ended March 31, 2022 and 2021 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2022 and 2021, respectively. Since the Company is in a full valuation allowance position, due to losses incurred since inception, the provision for taxes consist solely of certain state income taxes.

ThredUp Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
13.    Net Loss Per Share Attributable to Common Stockholders
The following participating securities were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented, because including them would have been anti-dilutive:

	As of March 31,
	2022	2021
	(in thousands)
Outstanding stock options	18,825	22,068
Restricted stock units	1,830	96
Delayed share issuance related to acquisition	130	—
Employee stock purchase plan	105	—
Outstanding Class B common stock warrants	—	138
Total	20,890	22,302

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes and our Annual Report on Form 10-K filed with the SEC on March 22, 2022. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.

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
In 2018, based on our success with consumers directly, we extended our platform to enable brands and retailers to participate in the resale economy. Some of the world’s leading brands and retailers are already taking advantage of our RaaS offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and form the backbone of the modern resale experience domestically and internationally.
In October 2021, we closed the acquisition of Remix Global EAD (“Remix”), a fashion resale company headquartered in Sofia, Bulgaria, which further expands our reach to European customers. With this acquisition, we added a complementary operational infrastructure and an experienced management team to enable our expansion into Europe. In addition, Remix’s product assortment extends our resale offering to include men’s items and items sourced from a variety of supply channels, such as wholesale supply.
Recent Business Developments
Acquisition of Remix Global EAD
On July 24, 2021, we entered into Share Purchase Agreements with the shareholders of Remix to purchase 100% of the outstanding equity interests of Remix and its subsidiary. On October 7, 2021, we completed our acquisition of Remix.
COVID-19 Update
The COVID-19 pandemic has been and continues to be a complex and evolving situation. We continue to monitor the development of the pandemic, including the impact of the Omicron variant, the BA.2 subvariants and other SARS-CoV-2 viruses, federal, state and local government response, vaccination rates, the impact on our supply chain and the impact on our employees. We have prioritized the safety of our employees during the pandemic. In 2020, we shifted all of our corporate employees and contract engineers to a remote work model and implemented additional measures to better enable remote work. As of March 31, 2022, our remote work model remains largely in place.
Financial Impact
In the three months ended March 31, 2022, we experienced an increase in demand partially due to COVID-19 recovery and re-opening efforts. Gross margin and operating expenses were impacted due to rising labor, processing and other costs to support the demand
Impact on Processing at our Distribution and Processing Centers

COVID-19 and ongoing recovery also contributed to a tightened labor supply. We continue to face challenges in hiring and retaining employees. We have implemented compensation and benefits programs to attract potential employees and to improve employee retention. These programs caused, along with an inflationary labor market, higher Cost of Revenue and higher Operations, Product and Technology expenses and negatively impacted our results of operations.
We expect that the COVID-19 pandemic will continue to have an adverse impact on our business, results of operations and financial condition, including our revenue and cash flows in the short term. Due to the unpredictable nature of the pandemic, it is difficult to predict the long-term impact on our business. See the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2022 for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.

Overview of First Quarter Results
Revenue: Total revenue was a record at $72.7 million, an increase of 31% year-over-year.
Gross Profit and Margin: Gross profit totaled $50.2 million representing growth of 26% year-over-year. Gross margin decreased by 224 basis points to 69% from 71% in the comparable quarter last year.
Net Loss: GAAP net loss was $20.7 million for the first quarter 2022, compared to a GAAP net loss of $16.2 million for the first quarter 2021.
Adjusted EBITDA: Adjusted EBITDA loss was $13.0 million, a negative 18% of revenue, compared to Adjusted EBITDA loss of $9.1 million for the first quarter 2021, a negative 16% of the first quarter 2021 revenue.
Active Buyers and Orders: Total first quarter of 2022 Active Buyers of 1.72 million and Orders of 1.64 million grew 33% and 45%, respectively, compared to the first quarter of 2021.
Key Financial and Operating Metrics
Our unaudited condensed consolidated financial statements were prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). We review a number of operating and financial metrics, including the following key business and Non-GAAP metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended March 31,		% Change
	2022	2021	2022 vs 2021

	(in thousands)
Active Buyers (as of period end)	1,715	1,290	33%
Orders	1,640	1,128	45%
Net loss	$(20,708)	$(16,171)	28%
Net loss margin	(28)%	(29)%	1%
Adjusted EBITDA loss(1)	$(12,963)	$(9,119)	42%
Adjusted EBITDA margin	(18)%	(16)%	(2)%
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

Adjusted EBITDA
Adjusted EBITDA means net loss adjusted to exclude, where applicable in a given period, depreciation and amortization, stock-based compensation expense, acquisition and offering related expenses, interest expense, change in fair value of convertible preferred stock warrant liability, provision for income taxes and organizational alignment expenses. We use Adjusted EBITDA, a Non-GAAP metric, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2022	2021
Adjusted EBITDA Reconciliation:
GAAP Net loss	$(20,708)	$(16,171)
Depreciation and amortization	3,271	2,038
Stock-based compensation expense	3,523	3,498
Interest expense	423	559
Acquisition related expenses	204	—
Organizational alignment expenses	311	—
Change in fair value of convertible preferred stock warrant liability	—	930
Provision for income taxes	13	27
Non-GAAP Adjusted EBITDA	$(12,963)	$(9,119)

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021

Revenue:	(in thousands)
Consignment	$47,435	$44,688
Product	25,260	10,992
Total revenue	72,695	55,680
Cost of revenue:
Consignment	10,049	10,832
Product	12,418	5,130
Total cost of revenue	22,467	15,962
Gross profit	50,228	39,718
Operating expenses:
Operations, product and technology	39,161	28,312
Marketing	16,978	15,446
Sales, general and administrative	14,664	10,638
Total operating expenses	70,803	54,396
Operating loss	(20,575)	(14,678)
Interest expense	(423)	(559)
Other income (expense), net	303	(907)
Loss before provision for income taxes	(20,695)	(16,144)
Provision for income taxes	13	27
Net loss	$(20,708)	$(16,171)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.86)

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change

	2022	2021	Amount	%

	(in thousands, except percentages)
Consignment revenue	$47,435	$44,688	$2,747	6%
Product revenue	25,260	10,992	14,268	130%
Total revenue	$72,695	$55,680	$17,015	31%
Consignment revenue as a % of total revenue	65%	80%
Product revenue as a % of total revenue	35%	20%
The $17.0 million increase in total revenue represents a 31% increase in total revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily attributable to a 45% increase in Orders and growth in Active Buyers of 33% largely driven by the addition of our European operations, offset by a 10% decrease in revenue per Order over the same period. The 10% decrease in revenue per Order was primarily due to lower revenue per Order for our European operations compared with our domestic operations.
Product revenue increased by 130% for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 and represented 35% of total revenue. This revenue increased primarily due to the introduction of our European operations, which is primarily product revenue, and a smaller increase in our domestic product revenue.
Cost of Revenue

	Three Months Ended March 31,		Change

	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,049	$10,832	$(783)	(7)%
Cost of product revenue	12,418	5,130	7,288	142%
Total cost of revenue	$22,467	$15,962	$6,505	41%
Gross profit	$50,228	$39,718	$10,510	26%
Gross profit margin	69%	71%
Cost of revenue as a % of total revenue	31%	29%
Cost of consignment revenue as a % of total cost of revenue	45%	68%
Cost of product revenue as a % of total cost of revenue	55%	32%
Total cost of revenue as a percentage of total revenue was 31% for the three months ended March 31, 2022, an increase of 200 basis points from 29% for the three months ended March 31, 2021. This decrease in gross profit margin was primarily attributable to the addition of our European operations beginning in October 2021, which is primarily product sales with lower profit gross margin compared to our consignment sales.
Consignment sales result in higher gross profit margin than product sales because revenue for consignment sales is recognized net of seller payouts, whereas, for product sales, seller payouts are recognized as a component of cost of revenue, leading to different gross margin profiles between consignment sales and product sales.
Cost of Consignment Revenue

	Three Months Ended March 31,		Change

	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of consignment revenue	$10,049	$10,832	$(783)	(7)%
As a percent of consignment revenue	21%	24%
Consignment gross margin	79%	76%
The $0.8 million decrease in cost of consignment revenue represents a 7% decrease in the cost of consignment revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The decrease in cost of consignment revenue for the three months ended March 31, 2022 was driven by the related costs outlined in the below table. Consignment gross margin increased 300 basis points to 79% for the three months ended March 31, 2022. Outbound shipping and packaging costs decreased mainly due to consolidation of our outbound shipping process across distribution centers.

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands, except percentages)
Outbound shipping	$6,617	$8,117	$(1,500)	(18)%
Direct labor	2,459	1,865	594	32%
Packaging	736	913	(177)	(19)%
Other	237	(63)	300	*
Total cost of consignment revenue	$10,049	$10,832	$(783)	(7)%
* Not meaningful
Cost of Product Revenue

	Three Months Ended March 31,		Change

	2022	2021	Amount	%

	(in thousands, except percentages)
Cost of product revenue	$12,418	$5,130	$7,288	142%
As a percent of product revenue	49%	47%
Product gross margin	51%	53%
The $7.3 million increase in cost of product revenue represents a 142% increase in the cost of product revenue for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
The increase in cost of product revenue for the three months ended March 31, 2022 was primarily driven by higher product revenue and related costs outlined in the below table. Product gross margin decreased 200 basis points to 51% for the three months ended March 31, 2022.
The cost of product revenue increased by 142%, which was higher than the increase in product revenue, as our European operations currently have higher inventory costs, resulting in a relatively lower gross margin profile. The increase in outbound shipping from the addition of our European operations was offset by a decrease in outbound shipping for our domestic operations relative to the growth in revenues. We expect the gross margin profiles for product revenue to converge in the long-term as we integrate our European operations.

	Three Months Ended March 31,		Change

	2022	2021	Amount	%

	(in thousands, except percentages)
Inventory costs	$8,832	$2,826	$6,006	213%
Outbound shipping	2,420	1,708	712	42%
Direct labor	887	392	495	126%
Packaging	279	204	75	37%
Total cost of product revenue	$12,418	$5,130	$7,288	142%

Operating Expenses

	Three Months Ended March 31,		Change

	2022	2021	Amount	%

	(in thousands, except percentages)
Operations, product and technology	$39,161	$28,312	$10,849	38%
Marketing	16,978	15,446	1,532	10%
Sales, general and administrative	14,664	10,638	4,026	38%
Total operating expenses	$70,803	$54,396	$16,407	30%
Operations, product and technology as a % of total revenue	54%	51%
Marketing as a % of total revenue	23%	28%
Sales, general and administrative as a % of total revenue	20%	19%
Operating expenses increased $16.4 million, or 30%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Gross profit increased $10.5 million, or 26%, in the same period.
Operating expenses increased as we continue to invest in the expansion of distribution center processing capacity, marketing efforts, infrastructure to support being a public company and expansion into Europe.
Results by operating expenses line item are discussed below.

Operations, Product and Technology

	Three Months Ended March 31,		Change

	2022	2021	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$25,494	$18,679	$6,815	36%
Facilities and other allocated costs	8,330	6,020	2,310	38%
Inbound shipping	4,876	3,555	1,321	37%
Other	461	58	403	695%
Total operations, product and technology expenses	$39,161	$28,312	$10,849	38%
Operations, product and technology as % of total revenue	54%	51%
Personnel-related costs were $25.5 million for the three months ended March 31, 2022, which increased by 36% from $18.7 million for the three months ended March 31, 2021, driven by a 45% increase in the average U.S. headcount mostly from distribution and processing centers and the inclusion of employees from the Remix acquisition.
Facilities and other allocated costs were $8.3 million for the three months ended March 31, 2022, which increased by 38% from $6.0 million for the three months ended March 31, 2021, driven by increases of $0.5 million in Software-as-a-service subscriptions and hosting, $0.7 million in supplies and third party logistics related to new distribution and processing centers and clean out bag storage, $0.6 million in warehouse rent related primarily to new processing and distribution centers and $0.4 million in depreciation.
Inbound shipping costs were $4.9 million for the three months ended March 31, 2022, which increased by 37% from $3.6 million for the three months ended March 31, 2021, driven by increases of $0.8 million in returns and intra-company shipments and $0.5 million in the Clean Out Kits from sellers.
Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands, except percentages)
Marketing and advertising costs	$13,927	$13,220	$707	5%
Personnel-related costs	2,075	1,684	391	23%
Facilities and technology allocated costs	368	312	56	18%
Professional Services	267	94	173	184%
Other	341	136	205	151%
Total marketing expense	$16,978	$15,446	$1,532	10%
Marketing as % of total revenue	23%	28%
Marketing costs increased 10% for the three months ended March 31, 2022 compared to 26% gross profit growth. Marketing and advertising costs were $13.9 million for the three months ended March 31, 2022, which increased by 5% from $13.2 million for the three months ended March 31, 2021. Increase in marketing and advertising costs was driven by increases of $1.4 million in organic and acquisition marketing and advertising, offset by a decrease of $0.7 million from the discontinuance of our Goody Box program.

Personnel-related costs were $2.1 million for the three months ended March 31, 2022, which increased by 23% from $1.7 million for the three months ended March 31, 2021. This increase was primarily due to 23% growth in the average U.S. based headcount and additional marketing employees from the acquisition of Remix.
Sales, General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%

	(in thousands, except percentages)
Personnel-related costs	$7,372	$5,536	$1,836	33%
Professional services	2,506	1,835	671	37%
Payment processing fees	2,217	1,797	$420	23%
Other	2,569	1,470	1,099	75%
Total sales, general and administrative costs	$14,664	$10,638	$4,026	38%
Sales, general and administrative as % of total revenue	20%	19%
Sales, general and administrative expense increased 38% for the three months ended March 31, 2022, compared to 26% gross profit growth. This increase was mainly the result of investments, primarily in personnel and professional services costs, made towards scaling our business and improving our processes as we became a public company.
Personnel-related costs were $7.4 million for the three months ended March 31, 2022, which increased from $5.5 million for the three months ended March 31, 2021, driven by a headcount increase of 25% in U.S. operations and the inclusion of employees from the Remix acquisition.
Professional services costs were $2.5 million for the three months ended March 31, 2022, which increased 37% from $1.8 million compared to the three months ended March 31, 2021 due to an increase of $0.7 million in legal and accounting services.
Payment processing fees were $2.2 million for the three months ended March 31, 2022, which increased 23% from $1.8 million for the three months ended March 31, 2021. The increase was mainly due to the 31% increase in overall sales partially offset by lower payment processing rate in our European operations.
Other expenses were $2.6 million for the three months ended March 31, 2022, an increase of 75% from $1.5 million for the three months ended March 31, 2021, driven by primarily higher insurance premiums associated with our public company status.
Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents and short-term marketable securities of $183.8 million and an accumulated deficit of $336.1 million. As of December 31, 2021, we had cash, cash equivalents and short-term marketable securities of $205.8 million and an accumulated deficit of $315.3 million. We have generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. Additionally, we currently have a term loan facility with Western Alliance Bank for which we have drawn $40.0 million and repaid $6.0 million. In March 2021, we completed our IPO for aggregate net proceeds of $175.5 million, after deducting offering costs, underwriter discounts and commissions of $17.7 million. In August 2021, we completed our follow-on public offering and sold an aggregate of two million shares. The aggregate net proceeds were $45.5 million after deducting $3.3 million of underwriter discounts and commissions and offering costs.

We expect operating losses and negative cash flows from operations to continue into the foreseeable future as we continue to invest in growing our business and expanding our infrastructure. Our primary use of cash includes operating costs such as processing center and distribution center spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our processing centers and distribution centers. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our short-term and long-term capital requirements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,679)	$1,077
Investing activities	(7,912)	(4,099)
Financing activities	(1,191)	185,051
Effect of exchange rate changes on cash and cash equivalents	(172)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,954)	$182,029
Changes in Cash Flow from Operating Activities
For the three months ended March 31, 2022, net cash used in operating activities was $6.7 million, which consisted of a net loss of $20.7 million, partially offset by non-cash charges of $8.7 million and $5.4 million of net cash generated from changes in our operating assets and liabilities. The increase in operating assets and liabilities was primarily due to a $4.9 million increase in accrued and other current liabilities, primarily resulting from an increase in allowance for returns and accrued vendor liabilities due to higher operating expenses as we grow our business, and a $4.3 million cash inflow from changes in accounts receivable, accounts payable and seller payable due to the timing of payments. These changes were partially offset by increased inventory of $2.3 million to support business growth and a $2.2 million increase in other current and non-current assets resulting from an increase in contract assets and security deposits.

For the three months ended March 31, 2021, net cash provided by operating activities was $1.1 million, which consisted of non-cash charges of $7.9 million and net cash of $9.3 million generated from changes in operating assets and liabilities, partially offset by a net loss of $16.2 million. The increase in operating assets and liabilities was primarily due to a $4.8 million increase in accrued and other current liabilities, a $4.7 million increase in accounts payable due to the timing of payments and increased operating expenses as we grow our business, and a $1.5 million increase in seller payable due to the timing of payments, partially offset by a reduction in operating lease liabilities of $1.3 million.
Changes in Cash Flow from Investing Activities
For the three months ended March 31, 2022, net cash used in investing activities was $7.9 million, which was driven by $12.6 million of capital expenditures primarily for our new distribution centers, partially offset by $4.7 million maturities of marketable securities.
For the three months ended March 31, 2021, net cash used in investing activities was $4.1 million, which is attributable to purchases of property and equipment, primarily for automation assets for the distribution center in Georgia.
Changes in Cash Flow from Financing Activities
For the three months ended March 31, 2022, net cash used in financing activities was $1.2 million, which consisted mainly of $2.0 million in debt repayment, partially offset by $0.8 million in proceeds from the exercise of common stock options.
For the three months ended March 31, 2021, net cash provided by financing activities was $185.1 million, which consisted mainly of $180.3 million in proceeds from the sale of Class A common stock in the IPO, net of underwriting discounts and commissions, $4.6 million in debt financing proceeds and $1.9 million in proceeds from the exercise of common stock options, partially offset by $1.7 million in public offering costs for the IPO.

Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material.
There have been no significant changes to our critical accounting policies since December 31, 2021. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, refer to the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K filed with the SEC on March 22, 2022.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2 titled “Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of March 31, 2022, we had unrestricted cash and cash equivalents of $68.6 million and marketable securities of $115.2 million, consisting primarily of money market funds, corporate debt securities, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. Fluctuations in interest rates have not been significant to date. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term to intermediate term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Fluctuations in interest rates have not been significant to date.
Interest rates under our loan and security agreement with Western Alliance Bank are tied to the prime rate with a floor of 5.50% and therefore carry interest rate risk. As of March 31, 2022, we had borrowed $40.0 million under our loan and security agreement, with $34.0 million principal outstanding as of such date, at an interest rate of 5.50%. Fluctuations in interest rates have not been significant to date.
A hypothetical 100 basis point change in interest rates would not have a material impact on our financial condition or results of operations for the periods presented.
Inflation Risk
In recent months, inflation has increased significantly in the United States and overseas where we conduct our business, resulting in rising interest rates, fuel, wages, freight and other costs. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date. However, these increases could negatively impact our business by driving up our operating and borrowing costs. In addition, the effect of inflation on consumers’ budgets could result in a decrease in our customers’ spending. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows, and net investment in Remix, are subject to fluctuations due to changes in foreign currency exchange rates. As of March 31, 2022, our most significant currency exposure was Bulgarian lev (BGN). We manage our foreign currency exchange rate risks through natural hedge including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency become more significant.

Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments are reflected as a foreign currency translation adjustment of $0.7 million for the three months ended March 31, 2022 in accumulated other comprehensive loss.

A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.

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
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 22, 2022, in connection with the audit of our financial statements for the fiscal years ended December 31, 2021, 2020, 2019 and 2018 we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in the aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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

Item 1A.    Risk Factors.
Risks affecting our business are discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 22, 2022 (our “Fiscal 2021 10-K”). There have been no material changes to our risk factors as previously disclosed in our Fiscal 2021 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities.

None.

Use of Proceeds from our Public Offerings.

On March 30, 2021, we closed our IPO, in which we sold 13,800,000 shares of our Class A common stock at an offering price of $14.00 per share, including 1,800,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million. All of the shares offered, issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253834), which was declared effective by the SEC on March 25, 2021. There has been no material change in the planned use of proceeds from the IPO as disclosed in our final prospectus filed pursuant to Rule 424(b) on March 26, 2021.
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

THREDUP INC.

Date:	May 9, 2022	By:	/s/ James Reinhart
James Reinhart
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2022	By:	/s/ Sean Sobers
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)