Form 10-Q
period 2022-06-30
ThredUp Inc.
filed 2022-08-15
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________
Commission file number: 001-40249

ThredUp Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4009181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

969 Broadway, Suite 200
Oakland, CA	94607
(Address of principal executive offices)	(Zip Code)

(415) 402-5202
(Registrant's telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant had 65,594,295 shares of Class A common stock, $0.0001 par value per share, and 34,487,761 shares of Class B common stock, $0.0001 par value per share, outstanding as of August 8, 2022.

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
•our strategies, plans, objectives and goals, including our expectations regarding future infrastructure investments as well as restructuring activities;
•our ability to attract and retain buyers and sellers and the continued impact of network effects as we scale our platform;
•our ability to continue to generate revenue from new Resale-as-a-Service (“RaaS”) offerings that are our future sources of revenue;
•trends in our key financial and operating metrics;
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including the effects of foreign currency exchange rate fluctuations, increased inflation and changing consumer habits and general global economic uncertainty;
•our ability to comply with laws and regulations;
•the effect of uncertainties related to the ongoing global COVID-19 pandemic, including as a result of any new strains or variants of the virus and recovery therefrom on United States and global economies, our business, results of operations, financial condition, demand for secondhand and resale items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; and
•the increased expenses associated with being a public company.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2022 and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
***

Unless otherwise indicated or unless the context requires otherwise, all references in this document to “thredUP”, “the Company”, “we”, “us”, “our”, or similar references are to ThredUp Inc. and its consolidated subsidiaries.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2022	2021
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,197	$84,550
Marketable securities	96,326	121,277
Accounts receivable, net	3,368	4,136
Inventory, net	13,941	9,825
Other current assets	11,862	8,625
Total current assets	177,694	228,413
Operating lease right-of-use assets	49,420	39,340
Property and equipment, net	84,045	55,466
Goodwill	11,312	12,238
Intangible assets	11,522	13,854
Other assets	11,905	11,515
Total assets	$345,898	$360,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,183	$13,336
Accrued and other current liabilities	48,590	45,253
Seller payable	22,564	19,125
Operating lease liabilities, current	5,014	3,931
Current portion of long-term debt	7,791	7,768
Total current liabilities	100,142	89,413
Operating lease liabilities, non-current	51,497	36,997
Long-term debt, net of current portion	23,705	27,559
Other non-current liabilities	2,625	1,123
Total liabilities	177,969	155,092
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of June 30, 2022 and December 31, 2021; 99,953 and 98,435 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	537,760	522,161
Accumulated other comprehensive loss	(5,391)	(1,094)
Accumulated deficit	(364,450)	(315,343)
Total stockholders’ equity	167,929	205,734
Total liabilities and stockholders’ equity	$345,898	$360,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenue:
Consignment	$48,536	$48,597	$95,971	$93,285
Product	27,885	11,362	53,145	22,354
Total revenue	76,421	59,959	149,116	115,639
Cost of revenue:
Consignment	10,218	10,687	20,267	21,519
Product	13,555	5,140	25,973	10,270
Total cost of revenue	23,773	15,827	46,240	31,789
Gross profit	52,648	44,132	102,876	83,850
Operating expenses:
Operations, product and technology	43,961	31,062	83,122	59,374
Marketing	19,640	15,957	36,618	31,403
Sales, general and administrative	17,380	10,999	32,044	21,637
Total operating expenses	80,981	58,018	151,784	112,414
Operating loss	(28,333)	(13,886)	(48,908)	(28,564)
Interest expense	(238)	(573)	(661)	(1,132)
Other income (expense), net	181	93	484	(814)
Loss before provision for income taxes	(28,390)	(14,366)	(49,085)	(30,510)
Provision for income taxes	9	13	22	40
Net loss	$(28,399)	$(14,379)	$(49,107)	$(30,550)
Net loss per share, basic and diluted	$(0.29)	$(0.15)	$(0.50)	$(0.54)
Weighted-average shares used in computing net loss per share, basic and diluted	99,331	94,435	98,979	56,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Net loss	$(28,399)	$(14,379)	$(49,107)	$(30,550)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,333)	—	(3,041)	—
Unrealized loss on available-for-sale debt securities	(254)	(36)	(1,256)	(36)
Total comprehensive loss	$(30,986)	$(14,415)	$(53,404)	$(30,586)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance as of December 31, 2021	—	$—	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
Exercise of stock options			334	—	754			754
Stock-based compensation					3,618			3,618
Issuance of common stock to settle restricted stock units			173	—	—			—
Other comprehensive loss						(1,710)		(1,710)
Net loss							(20,708)	(20,708)
Balance as of March 31, 2022	—	—	98,942	10	526,533	(2,804)	(336,051)	187,688
Exercise of stock options			160	—	874			874
Stock-based compensation					10,353			10,353
Issuance of common stock to settle restricted stock units			685	—	—			—
Issuance of common stock from employee stock purchase plan			166	—	—			—
Other comprehensive loss						(2,587)		(2,587)
Net loss							(28,399)	(28,399)
Balance as of June 30, 2022	—	$—	99,953	$10	$537,760	$(5,391)	$(364,450)	$167,929

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
	(in thousands)
Balance as of December 31, 2020	65,971	$247,041	12,890	$1	$29,989	$—	$(252,167)	$(222,177)
Exercise of stock options			1,458	—	1,875			1,875
Stock-based compensation					3,498			3,498
Conversion of preferred stock warrants to Class B common stock warrants					1,827			1,827
Preferred stock conversion to Class B common stock	(65,971)	(247,041)	65,971	7	247,034			247,041
Sale of Class A common stock upon initial public offering, net of issuance costs			13,800	1	175,533			175,534
Cashless exercise of common stock warrant			25	—	—		—	—
Net loss							(16,171)	(16,171)
Balance as of March 31, 2021	—	—	94,144	9	459,756	—	(268,338)	191,427
Exercise of stock options			525	—	959			959
Stock-based compensation					2,896			2,896
Cashless exercise of common stock warrant			104	—				—
Issuance of common stock to settle restricted stock units			8	—	—			—
Withholding taxes for the net share settlement of restricted stock units			(1)	—	(29)			(29)
Other comprehensive loss						(36)		(36)
Net loss							(14,379)	(14,379)
Balance as of June 30, 2021	—	$—	94,780	$9	$463,582	$(36)	$(282,717)	$180,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(49,107)	$(30,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,678	3,899
Stock-based compensation expense	13,581	6,394
Reduction in the carrying amount of right-of-use assets	2,905	2,384
Changes in fair value of convertible preferred stock warrants and others	1,138	1,179
Changes in operating assets and liabilities:
Accounts receivable, net	682	278
Inventory, net	(4,703)	(843)
Other current and non-current assets	(4,799)	(3,364)
Accounts payable	1,954	2,716
Accrued and other current liabilities	749	8,171
Seller payable	3,465	2,985
Operating lease liabilities	2,602	(2,343)
Other non-current liabilities	20	4
Net cash used in operating activities	(24,835)	(9,090)
Cash flows from investing activities:
Purchase of marketable securities	(3,475)	(57,418)
Maturities of marketable securities	26,294	—
Purchase of property and equipment	(27,583)	(8,999)
Net cash used in investing activities	(4,764)	(66,417)
Cash flows from financing activities:
Proceeds from debt issuance	—	4,625
Repayment of debt	(4,000)	—
Proceeds from issuance of Class A common stock, net of underwriting discounts and commissions	—	180,284
Proceeds from stock issued under incentive and purchase plans, net of forfeitures	1,668	2,805
Payment of costs for the initial public offering	—	(3,633)
Net cash provided by (used in) financing activities	(2,332)	184,081
Effect of exchange rate changes on cash and cash equivalents	(521)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,452)	108,574
Cash, cash equivalents and restricted cash:
Beginning of period	91,840	67,539
End of period	$59,388	$176,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
ThredUp Inc. (“ThredUp” or the “Company”) was formed as a corporation in the State of Delaware in January 2009. ThredUp is a large resale platform that enables consumers to buy and sell primarily secondhand women’s and kid’s apparel, shoes and accessories. The Company has corporate offices in Oakland, California; Scottsdale, Arizona; and Sofia, Bulgaria; distribution centers in Pennsylvania, Georgia, Arizona and Bulgaria; and a processing center in Texas. We have additional distribution centers in Texas and Bulgaria under construction.
2. Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with the United States ("U.S.") Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Quarterly Report on Form 10‑Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2022, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2022.
Reclassifications
Certain reclassifications were made to the prior period condensed consolidated statement of operations to conform to the current period presentation. The Company reclassified interest expense from Interest and other (expense) income, net to a separate line item within the condensed consolidated statements of operations.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company deposits cash at major financial institutions, and at times, such cash may exceed federally insured limits. The credit risk is believed to be minimal due to the financial position of the depository institutions in which those deposits are held. The Company has never experienced any losses on deposits since inception. The Company’s investment policy restricts cash investments to highly liquid, short- to intermediate-term, high-grade fixed income securities, and as a result, the Company believes its cash equivalents and marketable securities represent minimal credit risk.

Revenue from Loyalty Reward Redemption or Expiration
As of June 30, 2022 and December 31, 2021, the Company had a liability of $3.3 million and $4.0 million, respectively, related to the loyalty program which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized $2.5 million and $3.4 million of revenue from loyalty reward redemption or expiration for the three months ended June 30, 2022 and June 30, 2021, respectively, and $5.2 million and $6.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Net Loss Per Share
The Company follows the two-class method when computing net loss per share when shares issued meet the definition of participating securities. The rights, including the liquidation and dividend rights and sharing of losses, of the Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of losses are identical, the undistributed earnings are allocated on a proportionate basis and the resulting net loss per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
For periods in which the Company reports net losses, diluted net loss per share is the same as basic net loss per share , because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$52,197	$84,550
Restricted cash, current	660	560
Restricted cash, non-current	6,531	6,730
Total cash, cash equivalents and restricted cash	$59,388	$91,840

Restricted cash, non-current of $6.5 million and $6.7 million is included in the other assets in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value within the Company’s condensed consolidated financial statements on a recurring basis (at least annually). As of June 30, 2022 and December 31, 2021, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
Assets and liabilities recorded at fair value on a recurring basis within the Company’s condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:
Level 1 — Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
Level 2 — Inputs (other than quoted prices in active markets included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
New Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, ASU 2020-02, ASU 2020-03 and ASU 2022-02 which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect that the adoption of this standard will have a material impact on its condensed consolidated financial statements.
3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values:

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$11,157	$—	$—	$11,157
Commercial paper	—	9,590	—	9,590
Total cash equivalents	11,157	9,590	—	20,747
Marketable securities:
Corporate debt securities	35,725	—	—	35,725
U.S. treasury securities	30,131	—	—	30,131
Commercial paper	—	2,399	—	2,399
U.S. government agency bonds	28,071	—	—	28,071
Total marketable securities	93,927	2,399	—	96,326
Total	$105,084	$11,989	$—	$117,073

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market fund	$41,376	$—	$—	$41,376
Commercial paper	—	12,098	—	12,098
Total cash equivalents	41,376	12,098	—	53,474
Marketable securities:
Corporate debt securities	55,921	—	—	55,921
U.S. treasury securities	37,190	—	—	37,190
U.S. government agency bonds	28,166	—	—	28,166
Total marketable securities	121,277	—	—	121,277
Total	$162,653	$12,098	$—	$174,751

The following tables summarize the cost or amortized cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$36,319	$—	$(594)	$35,725
U.S. treasury securities	30,625	—	(494)	30,131
Commercial paper	2,399	—	—	2,399
U.S. government agency bonds	28,604	1	(534)	28,071
Total	$97,947	$1	$(1,622)	$96,326

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$56,098	$—	$(177)	$55,921
U.S. treasury securities	37,286	—	(96)	37,190
U.S. government agency bonds	28,258	—	(92)	28,166
Total	$121,642	$—	$(365)	$121,277

As of June 30, 2022 and December 31, 2021, the amortized cost of the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
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
There were no transfers between levels during the six months ended June 30, 2022. As of June 30, 2022, of the $96.3 million carrying amount of marketable securities, $78.7 million had a contractual maturity date of less than one year and $17.6 million had a contractual maturity date between one to two years.
4. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Property and equipment	$110,018	$76,028
Less: accumulated depreciation and amortization	(25,973)	(20,562)
Property and equipment, net	$84,045	$55,466

Depreciation and amortization expense of property and equipment was $2.8 million and $1.9 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $5.4 million and $3.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any interim indicators of impairment. The carrying amount of goodwill was $11.3 million as of June 30, 2022 and $12.2 million as of December 31, 2021. The change is due to foreign currency translation adjustments.
The gross carrying amounts and accumulated amortization of the intangible assets with determinable lives are as follows:

		As of June 30, 2022
	Amortization Period	Gross carrying amount	Accumulated amortization	Carrying amount, net
	(in years)	(in thousands)
Customer relationships	8	$4,697	$(428)	$4,269
Developed technology	3	4,426	(1,075)	3,351
Trademarks	9	4,246	(344)	3,902
Total		$13,369	$(1,847)	$11,522

		As of December 31, 2021
	Amortization Period	Gross carrying amount	Accumulated amortization	Carrying amount, net
	(in years)	(in thousands)
Customer relationships	8	$5,092	$(150)	$4,942
Developed technology	3	4,798	(373)	4,425
Trademarks	9	4,602	(115)	4,487
Total		$14,492	$(638)	$13,854

The changes in the gross carrying amounts are due to foreign currency translation.
Developed technology, customer relationships, and trademarks intangibles amortization is recorded within operations, product and technology, sales general and administrative, and marketing expense lines, respectively, within the consolidated statements of operations. The amortization expense of intangible assets with determinable lives was $0.6 million and zero for the three months ended June 30, 2022 and June 30, 2021, respectively, and $1.3 million and zero for the six months ended June 30, 2022 and June 30, 2021, respectively.
6. Balance Sheet Components
Inventories consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Finished goods	$11,939	$8,247
Raw materials	1,416	908
Work in progress	586	670
Total	$13,941	$9,825

Accrued and other current liabilities consist of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Gift card and site credit liabilities	$15,191	$13,223
Accrued vendor liabilities	10,580	6,031
Allowance for returns	5,860	6,209
Accrued compensation	5,572	6,438
Deferred revenue	5,277	5,878
Accrued taxes	4,822	5,728
Accrued other	1,288	1,746
Total	$48,590	$45,253

7. Lease Agreements
The Company’s operating lease expense was $2.5 million and $1.8 million for the three months ended June 30, 2022 and June 30, 2021, respectively, and $4.9 million and $3.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Future maturities of operating lease liabilities were as follows as of June 30, 2022:

Amount
(in thousands)
2022	$5,659
2023	9,611
2024	8,667
2025	7,864
2026	7,509
Thereafter	35,927
Total lease payments	75,237
Less: imputed interest	(17,275)
Less: tenant improvement allowance yet to be received	(1,451)
Total lease liabilities	56,511
Less: current lease liabilities	(5,014)
Total non-current lease liabilities	$51,497

In December 2021, the Company entered into a ten-year agreement to lease a distribution center in Sofia, Bulgaria. The leased property, which contains both logistics and office areas, is divided into three stages of delivery. The base rent and maintenance for the first stage, commenced in March 2022, was approximately €6.1 million, or $6.4 million translated at the June 30, 2022 spot rate, over the life of the lease. The base rent and maintenance for the second stage, commenced in May 2022, was approximately €6.0 million, or $6.3 million translated at the June 30, 2022 spot rate, over the life of the lease. The targeted commencement date for the third stage is June 2023.
In January 2022, the Company entered into a ten-year agreement to lease office space in Sofia, Bulgaria and the leased property was delivered in the second quarter of 2022. The base rent, parking and maintenance was approximately €5.0 million, or $5.2 million, translated at the June 30, 2022 spot rate.

8. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million to refinance its prior loan and security agreement with Silicon Valley Bank. As of December 31, 2021, the amended interest rate on the Term Loan was the prime rate published in The Wall Street Journal plus a margin of 1.5%, with a floor of 5.50%. The Term Loan was amended five times before December 31, 2021.
As of June 30, 2022, the nominal interest rate was 6.25% and the effective interest rate was 6.65%. As of June 30, 2022 and December 31, 2021, the Company was in compliance with its debt covenants under the Term Loan.
During the six months ended June 30, 2022, the Company repaid a total of $4.0 million on amounts outstanding under the Term Loan. During the six months ended June 30, 2021, the Company did not make any repayments on amounts outstanding under the Term Loan. As of June 30, 2022 and December 31, 2021, the amount outstanding under the Term Loan was $32.0 million and $36.0 million, respectively.
During the three months ended June 30, 2022 and June 30, 2021, the Company recognized $0.2 million and $0.6 million, respectively, of interest expense relating to the Term Loan. During the six months ended June 30, 2022 and June 30, 2021, the Company recognized $0.7 million and $1.1 million, respectively, of interest expense relating to the Term Loan.
As of June 30, 2022, future annual scheduled principal payments of the Term Loan were as follows:

Amount
(in thousands)
2022	$4,000
2023	8,000
2024	20,000
Thereafter	—
Total future principal	32,000
Less: unamortized debt discount	(504)
Less: current portion of long-term debt	(7,791)
Non-current portion of long-term debt	$23,705

On July 14, 2022, the Term Loan was amended. Refer to Note 14, Subsequent Events, for additional information.
9. Common Stock
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock issued and outstanding as of June 30, 2022.

	As of June 30, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	65,465
Class B common stock	120,000	34,488
Total common stock	1,120,000	99,953

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
2021 Employee Stock Purchase Plan
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by the stockholders in March 2021. The ESPP became effective on March 24, 2021. The Company recognized $0.2 million and $0.2 million in stock-based compensation expense related to the ESPP for the three months ended June 30, 2022 and June 30, 2021, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively.
Restricted Stock Units
The Company issues service-based and performance-based restricted stock units (“RSU”) to employees. The RSUs automatically convert to shares of the Company’s common stock on a one-for-one basis as the awards vest. RSUs granted to newly hired employees typically vest 25% annually over four years commencing on the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s Class A common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee’s respective requisite service period. During the six months ended June 30, 2022, the Company granted 9,444,468 shares of RSUs with a weighted average grant date fair value at $7.43 under the 2021 Plan.
Stock-Based Compensation
Total stock-based compensation expense by department is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Operations, product and technology	$3,970	$984	$5,362	$2,334
Marketing	1,226	289	1,559	726
Sales, general and administrative	4,862	1,623	6,660	3,334
Total stock-based compensation expense	$10,058	$2,896	$13,581	$6,394

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

12. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and six months ended June 30, 2022 and 2021 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2022 and 2021, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
13. Net Loss Per Share
The following participating securities have been excluded from the computation of diluted net loss per share for the periods presented, because including them would have been anti-dilutive:

	As of June 30,
	2022	2021
	(in thousands)
Outstanding stock options	18,514	21,600
Restricted stock units	9,285	218
Delayed share issuance related to acquisition	131	—
Employee stock purchase plan	59	101
Total	27,989	21,919

14. Subsequent Events
On July 14, 2022, (the “Closing Date”), the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Second Amended Term Loan”), which amends and restates the Term Loan to, among other things, increase the aggregate borrowing ability to $70.0 million, reduce the applicable margin for borrowings under the Term Loan to the prime rate published in The Wall Street Journal plus a margin of 1.25%, with a floor of 6.00%, and extend the maturity date of the outstanding Term Loan to July 14, 2027. The Second Amended Term Loan contains several financial covenants, including cash availability and cash holding requirements, minimum revenue amounts and, beginning in the first quarter of fiscal year 2025, a minimum Fixed Charge Coverage Ratio.
The Second Amended Term Loan provides for an aggregate principal amount of $70.0 million of term loans, to be made available as either the “Term A Loan” or “Term B Loan.” The Term A Loan is for an aggregate principal amount of $32.0 million and was fully advanced on the Closing Date to refinance the outstanding obligations under the Term Loan. The Term B Loan is for an aggregate principal amount of $38.0 million. The Term B Loan is available to be drawn by the Company through the four-year anniversary of the Closing Date to finance the purchase price of eligible equipment purchased by the Company.

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
In 2021, we completed our acquisition of Remix Global EAD (“Remix”), a fashion resale company based in Sofia, Bulgaria. With this acquisition, we further expanded our reach to European customers, added a complementary operational infrastructure and added an experienced management team to enable our expansion into Europe. In addition, Remix’s product assortment extended our resale offering to include men’s items and items sourced from a variety of supply channels, such as wholesale supply.
Recent Business Developments
COVID-19 Update
The ongoing development of the COVID-19 pandemic has continued to impact our business, primarily driven by the emergence of new variants and related subvariants. Our performance was adversely affected by market instability, supply chain disruptions, labor challenges caused by the pandemic and the U.S. government response to the COVID-19 pandemic, including the absence of any economic stimulus in 2022. We are actively engaging with our customers and are continuing to take measures to protect the health and safety of our employees. As of June 30, 2022, our remote work model remains largely in place.
The long-term impact of COVID-19 on our operations and financial performance remains uncertain and will depend on various unpredictable factors, including the duration of the pandemic, potential subsequent waves of COVID-19 infection or potential new variants, the effectiveness of COVID-19 vaccines and treatments and government actions to prevent and manage disease spread. The long-term impact of the pandemic on demand and supply for our products and services is also difficult to predict, but could negatively affect our future results and performance.

Financial Impact
In the six months ended June 30, 2022, we experienced an increase in consumer demand partially due to the reduced severity of the COVID-19 pandemic and shift in consumer and lifestyle patterns. Gross margin and operating expenses were impacted due to rising labor, processing and other costs to support the consumer demand experienced to date.
Impact on Processing at our Distribution and Processing Centers
The COVID-19 pandemic and the ongoing recovery also contributed to a tightened labor supply. We continue to face challenges in hiring and retaining employees in our distribution and processing centers. We have implemented compensation and benefits programs to attract potential employees and to improve employee retention. These programs caused, along with an inflationary labor market, higher Cost of Revenue and higher Operations, Product and Technology expenses and negatively impacted our results of operations.
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
Inflation
The Russia-Ukraine conflict and other geopolitical conflicts, as well as the related international response, have exacerbated inflationary pressures during the pandemic. We continue to actively monitor, evaluate and respond to developments relating to operational challenges in an inflationary environment. Global supply chain disruptions and the higher inflationary environment remain unpredictable and our past results may not be indicative of future performance.
Foreign Currency
In recent months, the U.S. dollar has been appreciating against major European currencies, including the Bulgarian Lev, for both economic and geopolitical reasons. A strengthening U.S. dollar will have a negative impact on our consolidated sales. We are managing the currency risk related to earnings through natural hedges and have offsetting costs relating to operating our business and a regional source of supply. Therefore, changes to exchange rates have not had a significant impact to our earnings. We continue to monitor our foreign exchange exposure as we grow our business globally. For further details, please refer to "Foreign Currency Exchange Rate Risk" in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Restructuring
In June 2022, we restructured certain back-office functions to improve efficiencies and to reduce overhead costs. In addition, we closed our processing center in Tennessee and consolidated its operations into our distribution center in Texas, which is under construction. These and future restructuring activities are expected to provide future growth and efficiency benefits; however, the actual results may differ.
Overview of Second Quarter Results
Revenue: Total revenue was a record at $76.4 million, an increase of 27% year-over-year.
Gross Profit and Margin: Gross profit totaled $52.6 million representing growth of 19% year-over-year. Gross margin decreased by 471 basis points to 69% from 74% in the comparable quarter last year.
Net Loss: GAAP net loss was $28.4 million, or a negative 37% of revenue, for the second quarter of 2022, compared to a GAAP net loss of $14.4 million for the second quarter 2021.
Adjusted EBITDA: Adjusted EBITDA loss was $13.5 million, or negative 18% of revenue for the second quarter of 2022, compared to an Adjusted EBITDA loss of $9.0 million for the second quarter of 2021, or negative 15% of the revenue for the second quarter of 2021.

Active Buyers and Orders: Active Buyers totaled 1.72 million and Orders totaled 1.70 million in the second quarter of 2022, representing growth of 29% and 40%, respectively, compared to the second quarter of 2021.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Change		2022	2021	Change
	(in thousands, except percentages and basis points)
Active Buyers (as of period end)	1,724	1,341	29%		1,724	1,341	29%
Orders	1,704	1,218	40%		3,344	2,346	43%
Net loss	$(28,399)	$(14,379)	(98)%		$(49,107)	$(30,550)	(61)%
Net loss margin	(37)%	(24)%	(1,318)	bps	(33)%	(26)%	(651)	bps
Adjusted EBITDA loss(1)	$(13,541)	$(9,036)	(50)%		$(26,504)	$(18,155)	(46)%
Adjusted EBITDA margin	(18)%	(15)%	(262)	bps	(18)%	(16)%	(210)	bps

(1)See below for a reconciliation of Adjusted EBITDA to net loss.
Active Buyers
An Active Buyer is a thredUP buyer who has made at least one purchase in the last twelve months. A thredUP buyer is a customer who has created an account in our marketplace and is identified by a unique email address. A single person could have multiple thredUP accounts and count as multiple Active Buyers. The number of Active Buyers is a key driver of revenue for our marketplace and we expect the number of Active Buyers to increase over time.
Orders
Orders means the total number of orders placed by buyers across our marketplace, including through our RaaS clients, in a given period, net of cancellations. We expect Orders to increase over time.
Adjusted EBITDA
Adjusted EBITDA means net loss adjusted to exclude, where applicable in a given period, depreciation and amortization, stock-based compensation expense, interest expense, acquisition related expenses, restructuring charges, change in fair value of convertible preferred stock warrant liability and provision for income taxes. We use Adjusted EBITDA, a non-GAAP metric, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Adjusted EBITDA Reconciliation:
GAAP net loss	$(28,399)	$(14,379)	$(49,107)	$(30,550)
Depreciation and amortization	3,407	1,861	6,678	3,899
Stock-based compensation expense	10,058	2,896	13,581	6,394
Interest expense	238	573	661	1,132
Acquisition-related expenses	70	—	274	—
Restructuring charges	1,076	—	1,387	—
Change in fair value of convertible preferred stock warrant liability	—	—	—	930
Provision for income taxes	9	13	22	40
Non-GAAP Adjusted EBITDA	$(13,541)	$(9,036)	$(26,504)	$(18,155)

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Consignment	$48,536	$48,597	$95,971	$93,285
Product	27,885	11,362	53,145	22,354
Total revenue	76,421	59,959	149,116	115,639
Cost of revenue:
Consignment	10,218	10,687	20,267	21,519
Product	13,555	5,140	25,973	10,270
Total cost of revenue	23,773	15,827	46,240	31,789
Gross profit	52,648	44,132	102,876	83,850
Operating expenses:
Operations, product and technology	43,961	31,062	83,122	59,374
Marketing	19,640	15,957	36,618	31,403
Sales, general and administrative	17,380	10,999	32,044	21,637
Total operating expenses	80,981	58,018	151,784	112,414
Operating loss	(28,333)	(13,886)	(48,908)	(28,564)
Interest expense	(238)	(573)	(661)	(1,132)
Other income (expense), net	181	93	484	(814)
Loss before provision for income taxes	(28,390)	(14,366)	(49,085)	(30,510)
Provision for income taxes	9	13	22	40
Net loss	$(28,399)	$(14,379)	$(49,107)	$(30,550)
Net loss per share, basic and diluted	$(0.29)	$(0.15)	$(0.50)	$(0.54)

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Consignment revenue	$48,536	$48,597	$(61)	—%	$95,971	$93,285	$2,686	3%
Product revenue	27,885	11,362	16,523	145%	53,145	22,354	30,791	138%
Total revenue	$76,421	$59,959	$16,462	27%	$149,116	$115,639	$33,477	29%
Consignment revenue as a % of total revenue	64%	81%		(17)%	64%	81%		(17)%
Product revenue as a % of total revenue	36%	19%		17%	36%	19%		17%

Total revenue increased by $16.5 million, or 27%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This increase in total revenue was primarily attributable to a 40% increase in Orders and a 29% growth in Active Buyers resulting from our acquisition of our European operations in October 2021 and the increases in our domestic Orders and Active Buyers. We experienced slowing revenue and Order growth in the back half of June 2022 that is attributable to various factors including, but not limited to, general global economic uncertainty, increased inflation and weakening consumer discretionary spending. Overall, revenue per Order decreased by 9% primarily due to lower revenue per Order for our European operations; domestic revenue per Order increased by 6% in the comparative period due to intensified marketing, advertising and promotional efforts and sales acceleration connected with revamp of our loyalty program.
Total revenue increased by $33.5 million, or 29%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Orders increased by 43% and Active Buyers grew by 29% partially offset by a 10% decrease in revenue per Order due to lower pricing in Europe; domestic revenue per Order increased by 4% in the comparative period. Our intensified marketing, advertising and promotional efforts largely contributed to the increases in Orders and Active Buyers.
Product revenue increased by 145% and 138%, respectively, for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021. The increase was mainly due to the addition of our European operations, which is primarily product revenue, and an increase in our domestic product revenue which is due to increased upfront finished goods purchases, for which revenue is recognized as product revenue when shipped to the end customer.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$10,218	$10,687	$(469)	(4)%	$20,267	$21,519	$(1,252)	(6)%
Cost of product revenue	13,555	5,140	8,415	164%	25,973	10,270	15,703	153%
Total cost of revenue	$23,773	$15,827	$7,946	50%	$46,240	$31,789	$14,451	45%
Gross profit	$52,648	$44,132	$8,516	19%	$102,876	$83,850	$19,026	23%
Gross profit margin	69%	74%			69%	73%
Cost of revenue as a % of total revenue	31%	26%			31%	27%
Cost of consignment revenue as a % of total cost of revenue	43%	68%			44%	68%
Cost of product revenue as a % of total cost of revenue	57%	32%			56%	32%

Total cost of revenue as a percentage of total revenue was 31% for the three months ended June 30, 2022, an increase of 471 basis points from 26% for the three months ended June 30, 2021. Total cost of revenue as a percentage of total revenue was 31% for the six months ended June 30, 2022, an increase of 352 basis points from 27% for the six months ended June 30, 2021. This decrease in gross profit margin was primarily due to the inclusion of operating results of our European operations from October 2021 onward. Revenue from our European operations is primarily derived from product sales with a lower gross profit margin. Consignment sales have a higher gross profit margin than product sales but made up a smaller percentage of total revenue for both the three and six months ended June 30, 2022 due to combination with revenue coming from our European operations. Revenue for consignment sales is recognized net of seller payouts and cost of items sold, whereas, for product sales, seller payouts and cost of items sold are included as a component of cost of revenue.
We expect cost of revenue to decrease in absolute dollars but increase as a percentage of revenue as our European operations become a greater share of our overall business in the short-term.
Cost of Consignment Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$10,218	$10,687	$(469)	(4)%	$20,267	$21,519	$(1,252)	(6)%
As a percent of consignment revenue	21%	22%			21%	23%
Consignment gross margin	79%	78%			79%	77%

Cost of consignment revenue decreased by $0.5 million, or 4% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Cost of consignment revenue decreased by $1.3 million or 6% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decreases in the comparative periods were due to consignment revenue being a smaller percentage of total revenue and changes in related costs outlined in the table as follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Outbound shipping	$6,471	$7,942	$(1,471)	(19)%	$13,088	$16,059	$(2,971)	(19)%
Direct labor	2,554	1,918	636	33%	5,013	3,783	1,230	33%
Packaging	883	620	263	42%	1,619	1,533	86	6%
Other	310	207	103	50%	547	144	403	280%
Total cost of consignment revenue	$10,218	$10,687	$(469)	(4)%	$20,267	$21,519	$(1,252)	(6)%

Consignment gross margin increased 94 basis points to 79% for the three months ended June 30, 2022. Consignment gross margin increased 195 basis points to 79% for the six months ended June 30, 2022. Outbound shipping costs decreased mainly due to consolidation of our outbound shipping process across distribution centers which was partially offset by higher shipping rates and increased direct labor.
Cost of Product Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$13,555	$5,140	$8,415	164%	$25,973	$10,270	$15,703	153%
As a percent of product revenue	49%	45%			49%	46%
Product gross margin	51%	55%			51%	54%

Cost of product revenue increased $8.4 million, or 164%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Cost of product revenue increased $15.7 million or 153% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases in cost of product revenue in the comparative periods were primarily driven by higher domestic product revenue and inclusion of our European operations in 2022 onward. The cost components are detailed in the table as follows.

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Inventory costs	$9,610	$3,035	$6,575	217%	$18,442	5,861	$12,581	215%
Outbound shipping	2,633	1,625	1,008	62%	5,053	3,333	1,720	52%
Direct labor	988	365	623	171%	1,875	757	1,118	148%
Packaging	324	115	209	182%	603	319	284	89%
Total cost of product revenue	$13,555	$5,140	$8,415	164%	$25,973	$10,270	$15,703	153%

Product gross margin decreased 337 basis points to 51% for the three months ended June 30, 2022. Product gross margin decreased 293 basis points to 51% for the six months ended June 30, 2022. Our European operations have lower product profit margin mainly due to capitalization of production costs into inventory and release from inventory to cost of product revenue as items are shipped. The increase in outbound shipping from the inclusion of our European operations in 2022 was offset by a decrease in domestic outbound shipping relative to the revenue growth due to consolidation of our outbound shipping process across distribution centers. The 171% and 148% increases in direct labor for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021 were due primarily to the 145% and 138% growth in product revenue during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Operations, product and technology	$43,961	$31,062	$12,899	42%	$83,122	$59,374	$23,748	40%
Marketing	19,640	15,957	3,683	23%	36,618	31,403	5,215	17%
Sales, general and administrative	17,380	10,999	6,381	58%	32,044	21,637	10,407	48%
Total operating expenses	$80,981	$58,018	$22,963	40%	$151,784	$112,414	$39,370	35%
Operations, product and technology as a % of total revenue	58%	52%			56%	51%
Marketing as a % of total revenue	26%	27%			25%	27%
Sales, general and administrative as a % of total revenue	23%	18%			21%	19%

Operating expenses increased $23.0 million, or 40%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Operating expenses increased $39.4 million, or 35%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 in the same period. We continue to invest in the expansion of distribution center processing capacity, marketing efforts, infrastructure to support being a public company and expansion into Europe. Results by operating expenses line item are discussed below.
Operations, Product and Technology

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Personnel-related costs	$27,674	$19,272	$8,402	44%	$53,168	$37,951	$15,217	40%
Facilities and other allocated costs	9,203	6,481	2,722	42%	17,533	12,501	5,032	40%
Inbound and other shipping	6,537	5,077	1,460	29%	11,413	8,632	2,781	32%
Other	547	232	315	136%	1,008	290	718	248%
Total operations, product and technology expenses	$43,961	$31,062	$12,899	42%	$83,122	$59,374	$23,748	40%
Operations, product and technology as % of total revenue	58%	52%			56%	51%

Personnel-related costs were $27.7 million for the three months ended June 30, 2022, a 44% increase from $19.3 million for the three months ended June 30, 2021. Personnel-related costs were $53.2 million for the six months ended June 30, 2022, which increased by 40% from $38.0 million for the six months ended June 30, 2021. Our average headcount in distribution and processing centers, corporate and general operational support functions increased 37% and 55% for the three and six months ended June 30, 2022, respectively, as compared to the three and six months ended June 30, 2021.

Facilities and other allocated costs were $9.2 million for the three months ended June 30, 2022, which increased by 42% from $6.5 million for the three months ended June 30, 2021, driven by increases of $1.9 million in rent, depreciation, supplies and third-party logistics related to distribution and processing centers and $0.8 million in software subscriptions and hosting fees. Facilities and other allocated costs were $17.5 million for the six months ended June 30, 2022, which increased by 40% from $12.5 million for the six months ended June 30, 2021, driven by increases of $3.8 million in rent, depreciation and other operating expenses in distribution and processing centers and $1.3 million in software subscriptions and hosting fees.
Inbound and other shipping costs were $6.5 million for the three months ended June 30, 2022, which increased by 29% from $5.1 million for the three months ended June 30, 2021. Inbound and other shipping costs were $11.4 million for the six months ended June 30, 2022, which increased by 32% from $8.6 million for the six months ended June 30, 2021. The increases in the comparative periods were driven by higher shipping rates and increases in transfers between our processing centers and distribution centers.
We expect operating, product and technology costs to decrease in absolute dollars but to be a higher percentage of revenue next quarter due to fixed facilities and technology costs.
Marketing

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Marketing and advertising costs	$15,245	$13,743	$1,502	11%	$29,172	$26,963	$2,209	8%
Personnel-related costs	3,122	1,555	$1,567	101%	5,197	3,239	$1,958	60%
Facilities and technology allocated costs	239	337	(98)	(29)%	607	650	(43)	(7)%
Professional services	346	176	170	97%	613	271	342	126%
Other	688	146	542	371%	1,029	280	749	268%
Total marketing expense	$19,640	$15,957	$3,683	23%	$36,618	$31,403	$5,215	17%
Marketing as % of total revenue	26%	27%			25%	27%

Marketing costs increased 23% for the three months ended June 30, 2022. Marketing and advertising costs were $15.2 million for the three months ended June 30, 2022, which increased by 11% from $13.7 million for the three months ended June 30, 2021. The increase in marketing and advertising costs was driven by an increase of $2.4 million from our acquisition of our European operations in 2021, offset by $0.9 million from the discontinuance of our Goody Box program. Marketing costs increased 17% for the six months ended June 30, 2022. Marketing and advertising costs were $29.2 million for the six months ended June 30, 2022, which increased by 8% from $27.0 million for the six months ended June 30, 2021. The increase in marketing and advertising costs was driven by an increase of $4.2 million from our acquisition of our European operations in 2021, offset by $2.0 million from the discontinuance of our Goody Box program and reduction in other domestic marketing costs.
Personnel-related costs were $3.1 million for the three months ended June 30, 2022, which increased by 101% from $1.6 million for the three months ended June 30, 2021. Personnel-related costs were $5.2 million for the six months ended June 30, 2022, which increased by 60% from $3.2 million for the six months ended June 30, 2021. The average headcount increased 86% and 88%, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. Stock-based compensation expenses for the U.S. increased $0.9 million and $0.8 million, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.
We expect marketing costs to decrease in absolute dollars but be a higher percentage of revenue next quarter due to fixed personnel-related costs.

Sales, General and Administrative

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Personnel-related costs	$11,123	$5,267	$5,856	111%	$18,495	$10,803	$7,692	71%
Professional services	2,008	1,456	552	38%	4,514	3,291	1,223	37%
Payment processing fees	2,264	2,029	235	12%	4,481	3,826	655	17%
Other	1,985	2,247	(262)	(12)%	4,554	3,717	837	23%
Total sales, general and administrative expenses	$17,380	$10,999	$6,381	58%	$32,044	$21,637	$10,407	48%
Sales, general and administrative as % of total revenue	23%	18%			21%	19%

Sales, general and administrative expenses increased 58% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Sales, general and administrative expense increased 48% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increases for both comparative periods was mainly the result of investments, primarily in personnel and, to a lesser extent, professional services costs, made towards scaling our business and improving our processes as a public company.
Personnel-related costs were $11.1 million for the three months ended June 30, 2022, which increased by 111% from $5.3 million for the three months ended June 30, 2021. Personnel-related costs were $18.5 million for the six months ended June 30, 2022, which increased by 71% from $10.8 million for the six months ended June 30, 2021. The average headcount increased 97% and 91%, respectively, for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.
Professional services costs were $2.0 million for the three months ended June 30, 2022, which increased 38% from $1.5 million compared to the three months ended June 30, 2021 primarily due to the inclusion of our European operations increase in legal fees and customer support services. Professional services costs were $4.5 million for the six months ended June 30, 2022, which increased 37% from $3.3 million compared to the six months ended June 30, 2021 due to an increase of $0.5 million in legal services, the inclusion of our European operations and a general increase in services including customer support and other services.
Payment processing fees were $2.3 million for the three months ended June 30, 2022, which increased 12% from $2.0 million for the three months ended June 30, 2021. The increase was mainly due to the 27% increase in overall sales partially offset by lower payment processing rate in our European operations. Payment processing fees were $4.5 million for the six months ended June 30, 2022, which increased 17% from $3.8 million for the six months ended June 30, 2021. The increase was mainly due to the 29% increase in overall revenue, partially offset by lower payment processing rate in our European operations.
Other expenses were $2.0 million for the three months ended June 30, 2022, a decrease of 12% from $2.2 million for the three months ended June 30, 2021, primarily driven by a decrease in sales & use tax reserves and payroll service fees. Other expenses were $4.6 million for the six months ended June 30, 2022, an increase of 23% from $3.7 million for the six months ended June 30, 2021, primarily driven by higher insurance premiums associated with our public company status.
We expect sales, general and administrative costs to decrease in absolute dollars but be a higher percentage of revenue next quarter due to fixed corporate overhead costs.

Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and short-term marketable securities of $148.5 million. We have generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. Additionally, we have a term loan facility with Western Alliance Bank (the “Term Loan”) for which we have drawn $40.0 million and repaid $8.0 million, with $32.0 million outstanding as of June 30, 2022. In July 2022, we entered into a Second Amended and Restated Loan and Security Agreement, which amends and restates the Term Loan to, among other things, increase the aggregate borrowing ability to $70.0 million, reduce the applicable margin for borrowings under the Term Loan to the prime rate published in the Wall Street Journal plus a margin of 1.25% with a floor of 6.00% and extend the maturity date of the outstanding Term Loan to July 14, 2027.
We expect operating losses and negative cash flows from operations to continue into the foreseeable future as we continue to invest in growing our business and expanding our infrastructure. Our primary use of cash includes operating costs such as processing center and distribution center spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our processing centers and distribution centers and may be accelerated or delayed based on our operating position and needs of the Company. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our short-term and long-term capital requirements. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including, but not limited to the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplace and overall economic conditions. We may seek additional equity or debt financing. If we raise equity financing, our stockholders may experience significant dilution of their ownership interests. If we conduct an additional debt financing, the terms of such debt financing may be similar or more restrictive than our current term loan facility, and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(24,835)	$(9,090)
Investing activities	(4,764)	(66,417)
Financing activities	(2,332)	184,081
Effect of exchange rate changes on cash and cash equivalents	(521)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(32,452)	$108,574

Changes in Cash Flow from Operating Activities
For the six months ended June 30, 2022, net cash used in operating activities was $24.8 million, which consisted of a net loss of $49.1 million, partially offset by non-cash charges of $24.3 million. The cash flow decrease in operating assets and liabilities was primarily due to a $4.7 million increase in inventory to support seasonal sales for our European operations and to support business growth. We also experienced a $1.5 million increase in prepaid expenses for insurance, software and other expenses. Offsetting these cash flow decreases was a $6.2 million increase in accounts payable, accrued and other current liabilities and seller payable flows due to payment timing, increased sales and higher operating expenses as we grow our business.

For the six months ended June 30, 2021, net cash used in operating activities was $9.1 million, which consisted of a net loss of $30.6 million, partially offset by non-cash charges of $13.9 million and a net change of $7.6 million in our operating assets and liabilities. The change in operating assets and liabilities is due to an $8.2 million increase in accrued and other current liabilities, primarily resulting from an increase in accrued marketing and accrued compensation, a $3.0 million increase in seller payable due to the timing of payments, a $2.7 million increase in accounts payable due to the timing of payments and higher operating expenses as we grow our business. These changes were partially offset by a $3.4 million increase in other current and non-current assets resulting from an increase in prepaid insurance, a reduction in operating lease liabilities of $2.3 million resulting from the payment of leases, and a $0.8 million increase in net inventory.
Changes in Cash Flow from Investing Activities
For the six months ended June 30, 2022, net cash used in investing activities was $4.8 million, which was driven by $27.6 million of capital expenditures primarily for our new distribution centers and $3.5 million purchases of marketable securities, partially offset by $26.3 million in maturities of marketable securities.
For the six months ended June 30, 2021, net cash used in investing activities was $66.4 million, which was driven by $57.4 million in new purchases of marketable securities and $9.0 million of capital expenditures primarily for our distribution centers.
Changes in Cash Flow from Financing Activities
For the six months ended June 30, 2022, net cash used in financing activities was $2.3 million, which consisted mainly of $4.0 million in debt repayment, partially offset by $1.7 million in proceeds from the exercise of common stock options and employee stock purchases.
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
Recent Accounting Pronouncements
See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of June 30, 2022, we had unrestricted cash and cash equivalents of $52.2 million and marketable securities of $96.3 million, consisting primarily of money market funds, corporate debt securities, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. Fluctuations in interest rates have not been significant to date. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term to intermediate term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Fluctuations in interest rates have not been significant to date.
Interest rates under our loan and security agreement with Western Alliance Bank are tied to the prime rate with a floor of 5.50% and therefore carry interest rate risk. As of June 30, 2022, we had borrowed $40.0 million under our loan and security agreement, with $32.0 million principal outstanding as of such date, at an interest rate of 6.25%. Fluctuations in interest rates have not been significant to date. See Note 14, Subsequent Events for discussion of our loan amendment and impact on interest rates effective July 14, 2022.
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
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of June 30, 2022, our most significant currency exposure was the Bulgarian lev (BGN). We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments are reflected as a negative foreign currency translation adjustment of $3.0 million impacting equity for the six months ended June 30, 2022 in accumulated other comprehensive loss.
A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of control can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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

Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as described above, there was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 1A.    Risk Factors
The Company is supplementing the risk factors previously disclosed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 22, 2022 (our “Fiscal 2021 10-K”) to include the following risk factors, which should be read in conjunction with the other risk factors presented in our Fiscal 2021 10-K.
Our international operations may subject us to exchange rate fluctuations and other currency risks.
Assets, liabilities, revenues and related expenses of our international operations are denominated in foreign currencies. Exchange rate fluctuations between a local currency and the U.S. dollar may negatively impact the financial conditions and operating results of our international operations when converted into U.S. dollars. In addition, the relative change in currency values creates fluctuations in product pricing for foreign end-customers, which may result in lost orders and reduce the competitiveness of our products in certain foreign markets. The reduction of our revenue as a result of exchange rate fluctuations could negatively impact our future growth prospects, results of operations and financial condition.
We may not realize expected savings or benefits from restructuring activities.
We have entered into restructuring activities and may enter into such initiatives in the future to improve our operations, respond to changes in business conditions and markets and to streamline certain key functions to reduce costs. We may not realize expected savings or benefits from restructuring activities, incur additional restructuring charges and experience loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products. These factors could negatively impact our business, results of operations and financial condition.
Recent increases in interest rates and volatility in the capital markets may increase our borrowing costs and affect our ability to raise additional funds.
We have relied in part on borrowed funds to meet our liquidity needs and fund our operations and may continue to do so in the future. In July 2022, we entered into a Second Amended and Restated Loan and Security Agreement to, among other things, increase our aggregate borrowing ability to $70.0 million, reduce the applicable margin for borrowings under the Term Loan to the prime rate published in The Wall Street Journal plus a margin of 1.25% with a floor of 6.00% and extend the maturity date of the outstanding Term Loan to July 14, 2027. Continued increases in interest rates will increase the cost of servicing our outstanding indebtedness as well as the cost of any new indebtedness we may incur, including as a result of any future refinancings, and could negatively impact our business, results of operations and financial condition. In addition, uncertainty and volatility in the capital markets and other factors may negatively impact our access to debt and equity financing and such financing may not be available on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)On March 30, 2021, we closed our IPO, in which we sold 13,800,000 shares of our Class A common stock at an offering price of $14.00 per share, including 1,800,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million. All of the shares offered, issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253834), which was declared effective by the SEC on March 25, 2021. There has been no material change in the planned use of proceeds from the IPO as disclosed in our final prospectus filed pursuant to Rule 424(b) on March 26, 2021.

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
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.

Item 6.    Exhibits

Incorporation by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-253834	3.2	3/3/2021
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-253834	3.4	3/3/2021
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-253834	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-253834	4.2	3/3/2021
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	Filed herewith

*The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 15, 2022