Form 10-Q
period 2022-09-30
ThredUp Inc.
filed 2022-11-14
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number: 001-40249
ThredUp Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4009181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

969 Broadway, Suite 200 Oakland, California	94607
(Address of principal executive offices)	(Zip Code)

(415) 402-5202
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	TDUP	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 69,960,710 shares of Class A common stock and 30,844,696 shares of Class B common stock outstanding as of November 7, 2022.

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
•our ability to continue to generate revenue from new Resale-as-a-Service (“RaaS”) offerings as sources of revenue;
•trends in our key financial and operating metrics;
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including the effects of foreign currency exchange rate fluctuations, inflationary pressures, increased interest rates and changing consumer habits and general global economic uncertainty;
•our ability to comply with laws and regulations;
•the effect of uncertainties related to the ongoing global COVID-19 pandemic, including its varied social and macroeconomic consequences and recovery therefrom on United States and global economies, our business, results of operations, financial condition, demand for secondhand and resale items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; and
•the increased expenses associated with being a public company.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021, Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$36,713	$84,550
Marketable securities	86,501	121,277
Accounts receivable, net	3,175	4,136
Inventory, net	15,003	9,825
Other current assets	10,126	8,625
Total current assets	151,518	228,413
Operating lease right-of-use assets	46,760	39,340
Property and equipment, net	89,529	55,466
Goodwill	10,645	12,238
Intangible assets	10,242	13,854
Other assets	10,896	11,515
Total assets	$319,590	$360,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,642	$13,336
Accrued and other current liabilities	53,365	45,253
Seller payable	18,690	19,125
Operating lease liabilities, current	4,931	3,931
Current portion of long-term debt	3,881	7,768
Total current liabilities	89,509	89,413
Operating lease liabilities, non-current	50,623	36,997
Long-term debt, net of current portion	26,859	27,559
Other non-current liabilities	2,904	1,123
Total liabilities	169,895	155,092
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of September 30, 2022 and December 31, 2021; 100,732 and 98,435 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	545,449	522,161
Accumulated other comprehensive loss	(7,636)	(1,094)
Accumulated deficit	(388,128)	(315,343)
Total stockholders’ equity	149,695	205,734
Total liabilities and stockholders’ equity	$319,590	$360,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except per share amounts)
Revenue:
Consignment	$41,553	$48,071	$137,524	$141,356
Product	26,392	15,203	79,537	37,557
Total revenue	67,945	63,274	217,061	178,913
Cost of revenue:
Consignment	9,087	10,080	29,354	31,599
Product	14,362	7,100	40,335	17,370
Total cost of revenue	23,449	17,180	69,689	48,969
Gross profit	44,496	46,094	147,372	129,944
Operating expenses:
Operations, product and technology	38,702	32,081	121,824	91,455
Marketing	14,752	16,941	51,370	48,344
Sales, general and administrative	15,232	12,569	47,276	34,206
Total operating expenses	68,686	61,591	220,470	174,005
Operating loss	(24,190)	(15,497)	(73,098)	(44,061)
Interest expense	103	619	764	1,751
Other income, net	(624)	(1,418)	(1,108)	(604)
Loss before provision for income taxes	(23,669)	(14,698)	(72,754)	(45,208)
Provision for income taxes	9	17	31	57
Net loss	$(23,678)	$(14,715)	$(72,785)	$(45,265)
Loss per share, basic and diluted	$(0.24)	$(0.15)	$(0.73)	$(0.65)
Weighted-average shares used in computing loss per share, basic and diluted	100,253	96,349	99,409	70,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Net loss	$(23,678)	$(14,715)	$(72,785)	$(45,265)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,217)	—	(5,258)	—
Unrealized gain (loss) on available-for-sale securities	(28)	8	(1,284)	(28)
Total other comprehensive income (loss)	(2,245)	8	(6,542)	(28)
Total comprehensive loss	$(25,923)	$(14,707)	$(79,327)	$(45,293)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2021	—	$—	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
Exercise of stock options			334	—	754			754
Stock-based compensation					3,618			3,618
Issuance of common stock to settle restricted stock units			173	—				—
Other comprehensive loss						(1,710)		(1,710)
Net loss							(20,708)	(20,708)
Balance as of March 31, 2022	—	—	98,942	10	526,533	(2,804)	(336,051)	187,688
Exercise of stock options			160	—	874			874
Stock-based compensation					10,353			10,353
Issuance of common stock to settle restricted stock units			685	—				—
Issuance of common stock from employee stock purchase plan			166	—				—
Other comprehensive loss						(2,587)		(2,587)
Net loss							(28,399)	(28,399)
Balance as of June 30, 2022	—	—	99,953	10	537,760	(5,391)	(364,450)	167,929
Exercise of stock options			139	—	229			229
Stock-based compensation					7,460			7,460
Issuance of common stock to settle restricted stock units			640	—				—
Other comprehensive loss						(2,245)		(2,245)
Net loss							(23,678)	(23,678)
Balance as of September 30, 2022	—	$—	100,732	$10	$545,449	$(7,636)	$(388,128)	$149,695

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	(in thousands)
Balance as of December 31, 2020	65,971	$247,041	12,890	$1	$29,989	$—	$(252,167)	$(222,177)
Exercise of stock options			1,458	—	1,875			1,875
Stock-based compensation					3,498			3,498
Conversion of preferred stock warrants to Class B common stock warrants					1,827			1,827
Preferred stock conversion to Class B common stock	(65,971)	(247,041)	65,971	7	247,034			247,041
Sale of Class A common stock upon initial public offering, net of issuance costs			13,800	1	175,533			175,534
Cashless exercise of common stock warrant			25	—				—
Net loss							(16,171)	(16,171)
Balance as of March 31, 2021	—	—	94,144	9	459,756	—	(268,338)	191,427
Exercise of stock options			525	—	959			959
Stock-based compensation					2,896			2,896
Cashless exercise of common stock warrant			104	—				—
Issuance of common stock to settle restricted stock units			8	—				—
Withholding taxes for the net share settlement of restricted stock units			(1)	—	(29)			(29)
Other comprehensive loss						(36)		(36)
Net loss							(14,379)	(14,379)
Balance as of June 30, 2021	—	—	94,780	9	463,582	(36)	(282,717)	180,838
Exercise of stock options			534	—	1,023			1,023
Stock-based compensation					2,995			2,995
Issuance of Class A common stock upon closing of follow-on offering			2,000	1	45,524			45,525
Issuance of common stock to settle restricted stock units			14	—				—
Other comprehensive income						8		8
Net loss							(14,715)	(14,715)
Balance as of September 30, 2021	—	$—	97,328	$10	$513,124	$(28)	$(297,432)	$215,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Cash flows from operating activities:
Net loss	$(72,785)	$(45,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,217	6,147
Stock-based compensation expense	20,758	9,389
Reduction in carrying amount of right-of-use assets	4,820	3,201
Other	1,409	1,768
Changes in operating assets and liabilities:
Accounts receivable, net	795	(72)
Inventory, net	(6,222)	(587)
Other current and non-current assets	(1,732)	(4,720)
Accounts payable	(3,000)	574
Accrued and other current liabilities	6,918	14,082
Seller payable	(380)	4,582
Operating lease liabilities	2,396	(3,235)
Other non-current liabilities	(133)	4
Net cash used in operating activities	(36,939)	(14,132)
Cash flows from investing activities:
Purchases of marketable securities	(3,475)	(102,715)
Maturities of marketable securities	35,830	1,600
Purchases of property and equipment, net	(39,316)	(15,207)
Net cash used in investing activities	(6,961)	(116,322)
Cash flows from financing activities:
Proceeds from debt, net of discount	491	4,625
Repayment of debt	(5,333)	(2,000)
Proceeds from issuance of Class A common stock, net of underwriting discounts and commissions	—	226,905
Payment of costs for the initial public offering and the follow-on offering	—	(4,251)
Proceeds from exercise of stock options and employee stock purchase plan	3,878	3,782
Tax withholding related to vesting of restricted stock units	(1,958)	(29)
Net cash provided by (used in) financing activities	(2,922)	229,032
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(918)	—
Net change in cash, cash equivalents and restricted cash	(47,740)	98,578
Cash, cash equivalents and restricted cash, beginning of period	91,840	67,539
Cash, cash equivalents and restricted cash, end of period	$44,100	$166,117

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
2. Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with the United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10‑Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information can be condensed or omitted.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2022, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”).
Reclassifications
Certain reclassifications were made to the prior period condensed consolidated statement of cash flows to conform to the current period presentation.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company does not expect that the adoption of this standard will have a material impact on its condensed consolidated financial statements.
Revenue from Loyalty Reward Redemption and Expiration
As of September 30, 2022 and December 31, 2021, the Company had a liability of $3.3 million and $4.0 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption and expiration of $2.2 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and $7.4 million and $10.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$36,713	$84,550
Restricted cash included in Other current assets	1,685	560
Restricted cash included in Other assets	5,702	6,730
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$44,100	$91,840

Fair Value Measurements
The Company applies the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 inputs are unobservable inputs for the asset or liability.
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. As of both September 30, 2022 and December 31, 2021, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of both September 30, 2022 and December 31, 2021.

3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$8,025	$—	$—	$8,025
Commercial paper	—	5,646	—	5,646
Total cash equivalents	8,025	5,646	—	13,671
Marketable securities:
Corporate debt securities	32,473	—	—	32,473
U.S. treasury securities	29,073	—	—	29,073
U.S. government agency bonds	24,955	—	—	24,955
Total marketable securities	86,501	—	—	86,501
Total assets at fair value	$94,526	$5,646	$—	$100,172

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$41,376	$—	$—	$41,376
Commercial paper	—	12,098	—	12,098
Total cash equivalents	41,376	12,098	—	53,474
Marketable securities:
Corporate debt securities	55,921	—	—	55,921
U.S. treasury securities	37,190	—	—	37,190
U.S. government agency bonds	28,166	—	—	28,166
Total marketable securities	121,277	—	—	121,277
Total assets at fair value	$162,653	$12,098	$—	$174,751

The following tables summarize the cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$32,984	$—	$(511)	$32,473
U.S. treasury securities	29,596	—	(523)	29,073
U.S. government agency bonds	25,553	—	(598)	24,955
Total	$88,133	$—	$(1,632)	$86,501

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$56,098	$—	$(177)	$55,921
U.S. treasury securities	37,286	—	(96)	37,190
U.S. government agency bonds	28,258	—	(92)	28,166
Total	$121,642	$—	$(365)	$121,277

As of September 30, 2022 and December 31, 2021, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data.
The Company’s money market funds, U.S. treasury securities, corporate debt securities and U.S. government agency bonds were valued using Level 1 inputs because they are valued using quoted prices in active markets.
The Company’s commercial paper is valued using Level 2 inputs because it is valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
There were no transfers between levels during the nine months ended September 30, 2022. As of September 30, 2022, of the $86.5 million carrying amount of marketable securities, $83.0 million had a contractual maturity date of less than one year and $3.5 million had a contractual maturity date between one to two years.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Property and equipment	$118,244	$76,028
Less: accumulated depreciation and amortization	(28,715)	(20,562)
Property and equipment, net	$89,529	$55,466

Depreciation and amortization expense of property and equipment was $2.9 million and $2.2 million for the three months ended September 30, 2022 and 2021, respectively, and $8.3 million and $6.1 million for the nine months ended September 30, 2022 and 2021, respectively.
5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $10.6 million and $12.2 million as of September 30, 2022 and December 31, 2021, respectively. The decrease in goodwill during the nine months ended September 30, 2022 was due to foreign currency translation adjustments.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of September 30, 2022 and December 31, 2021 were as follows:

		September 30, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,420	$(542)	$3,878
Developed technology	3	4,166	(1,362)	2,804
Trademarks	9	3,995	(435)	3,560
Total		$12,581	$(2,339)	$10,242

		December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$5,092	$(150)	$4,942
Developed technology	3	4,798	(373)	4,425
Trademarks	9	4,602	(115)	4,487
Total		$14,492	$(638)	$13,854

The changes in the gross carrying amounts were due to foreign currency translation adjustments.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product and technology; sales, general and administrative; and marketing expense, respectively, within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.6 million and zero for the three months ended September 30, 2022 and 2021, respectively, and $1.9 million and zero for the nine months ended September 30, 2022 and 2021, respectively.
6. Balance Sheet Components
Inventories consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw materials	$888	$908
Work in process	592	670
Finished goods	13,523	8,247
Total	$15,003	$9,825

Accrued and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Gift card and site credit liabilities	$18,980	$13,223
Accrued vendor liabilities	8,701	6,031
Allowance for returns	7,326	6,209
Accrued compensation	5,623	6,438
Deferred revenue	6,326	5,878
Accrued taxes	4,440	5,728
Accrued other	1,969	1,746
Total	$53,365	$45,253

7. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million to refinance its prior loan and security agreement with Silicon Valley Bank. The Company incurred an immaterial amount of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the Term Loan using the effective-interest method.
The Term Loan was subsequently amended several times, with the most recent amendment taking place in July 2022. As amended, the Term Loan matures on July 14, 2027 and provides for an aggregate borrowing amount of up to $70.0 million, which bears interest at the prime rate published in the Wall Street Journal plus a margin of 1.25%, with a floor of 6.00%. The Company incurred an immaterial amount of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, this transaction was accounted for as a modification of the Term Loan. The debt issuance costs were recognized in interest expense within the Company’s condensed consolidated statement of operations during the third quarter of 2022.
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of September 30, 2022 and December 31, 2021, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is also permitted to make voluntary prepayments without penalty or premium at any time.
As of September 30, 2022 and December 31, 2021, the effective interest rate for borrowings under the Term Loan was 8.22% and 6.65%, respectively.
During the nine months ended September 30, 2022, the Company borrowed an aggregate amount of $0.7 million under the Term Loan and repaid a total of $5.3 million on amounts outstanding under the Term Loan. During the nine months ended September 30, 2021, the Company borrowed an aggregate amount of $5.0 million under the Term Loan and repaid a total of $2.0 million on amounts outstanding under the Term Loan. As of September 30, 2022 and December 31, 2021, the amount outstanding under the Term Loan was $31.3 million and $36.0 million, respectively.
During the three months ended September 30, 2022 and 2021, the Company recognized $0.1 million and $0.6 million, respectively, of interest expense relating to the Term Loan, which included $0.1 million and $0.1 million, respectively, relating to amortization of debt discount and issuance costs. During the nine months ended September 30, 2022 and 2021, the Company recognized $0.8 million and $1.8 million, respectively, of interest expense relating to the Term Loan, which included $0.3 million and $0.3 million, respectively, relating to amortization of debt discount and issuance costs.

As of September 30, 2022, annual scheduled principal payments of the Term Loan were as follows:

Amount
(in thousands)
2022	$1,000
2023	4,000
2024	4,000
2025	4,000
2026	4,000
Thereafter	14,333
Total principal payments	31,333
Less: unamortized debt discount	(593)
Less: current portion of long-term debt	(3,881)
Non-current portion of long-term debt	$26,859

8. Common Stock
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	69,887
Class B common stock	120,000	30,845
Total	1,120,000	100,732

	December 31, 2021
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	57,779
Class B common stock	120,000	40,656
Total	1,120,000	98,435

9. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 11, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2021 10-K. During the nine months ended September 30, 2022, the Company granted 10.2 million restricted stock unit awards with a weighted-average grant date fair value of $7.09 per award.

The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Operations, product and technology	$2,480	$1,024	$7,842	$3,358
Marketing	818	341	2,377	1,067
Sales, general and administrative	3,879	1,630	10,539	4,964
Total stock-based compensation expense	$7,177	$2,995	$20,758	$9,389

10. Commitments and Contingencies
Legal Contingencies
The Company is subject to litigation claims and assessments from time to time in the ordinary course of business. The Company’s management does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.
Indemnifications
In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and provide for limited and customary indemnification obligations. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but that have not yet been made.
11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and nine months ended September 30, 2022 and 2021 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2022 and 2021, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2022	September 30, 2021
	(in thousands)
Outstanding stock options	17,966	20,796
Restricted stock units	8,693	352
Delayed share issuance related to acquisition	131	—
Employee stock purchase plan	230	101
Total	27,020	21,249

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q; and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
thredUP is one of the world’s largest online resale platforms for women’s and kids’ apparel, shoes and accessories. Our mission is to inspire a new generation of consumers to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in February 2022.
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
Recent Business Developments
COVID-19 Update
The ongoing COVID-19 pandemic and its varied social and macroeconomic consequences have continued to impact our business. Our performance has been adversely affected by market instability, supply chain disruptions, labor challenges caused by the pandemic and the U.S. government response to the COVID-19 pandemic, including the absence of any U.S. economic stimulus in 2022. If any of these conditions are sustained then our future results and performance may be be similarly adversely affected.
During the nine months ended September 30, 2022, we experienced an increase in consumer demand partially due to the reduced severity of the COVID-19 pandemic and shift in consumer and lifestyle patterns. Gross margin and operating expenses were impacted due to rising labor, processing and other costs to support the consumer demand experienced to date.

The COVID-19 pandemic and the ongoing recovery also contributed to a tightened labor supply. We continue to experience challenges in hiring and retaining employees in our distribution network. We have implemented compensation and benefits programs to attract potential employees and to improve employee retention. These programs caused, along with an inflationary labor market, higher Cost of Revenue and higher Operations, Product and Technology expenses and negatively impacted our results of operations.
We expect that the COVID-19 pandemic will continue to have an adverse impact on our business, results of operations and financial condition, including our revenue and cash flows in the short term. Due to the unpredictable nature of the pandemic, it is difficult to predict the long-term impact on our business. See Part I, Item 1A, Risk Factors, of the 2021 10-K for further discussion of the possible impact of the COVID-19 pandemic on our business, operations and financial condition.
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
Foreign Currency
In recent months, the U.S. dollar has been appreciating against major European currencies, including the Bulgarian lev, for both economic and geopolitical reasons. The strengthening U.S. dollar had a negative impact on our consolidated sales. We are managing the currency risk related to earnings through natural hedges and have offsetting costs relating to operating our business and a regional source of supply. Therefore, changes to exchange rates have not had a significant impact to our earnings. We continue to monitor our foreign exchange exposure as we grow our business globally. For further details, please refer to Part I, Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this Quarterly Report on Form 10-Q.
Restructuring
In the second and third quarters of 2022, we restructured certain back-office functions to improve efficiencies and to reduce overhead costs. In addition, we closed our processing centers in Tennessee and Texas and consolidated their operations into our distribution center in Texas, which is under construction. These and future restructuring activities are expected to provide future growth and efficiency benefits; however, the actual results may differ.
Overview of Third Quarter Results
Revenue: Total revenue was $67.9 million, an increase of 7.4% year-over-year.
Gross Profit and Margin: Gross profit totaled $44.5 million, representing a decline of 3.5% year-over-year. Gross margin decreased by 736 basis points to 65.5% from 72.8% in the comparable quarter last year.
Net Loss: Net loss was $23.7 million, or a negative 34.8% of revenue, for the third quarter of 2022, compared to a net loss of $14.7 million for the third quarter of 2021.
Adjusted EBITDA: Adjusted EBITDA loss was $11.0 million, or a negative 16.2% of revenue, for the third quarter of 2022 compared to an Adjusted EBITDA loss of $7.8 million, or a negative 12.4% of revenue, for the third quarter of 2021.
Active Buyers and Orders: Active Buyers totaled 1.7 million and Orders totaled 1.6 million in the third quarter of 2022, representing growth of 17.7% and 24.5%, respectively, compared to the third quarter of 2021.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended			Nine Months Ended
	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,694	1,439	17.7%	1,694	1,439	17.7%
Orders	1,618	1,300	24.5%	4,962	3,646	36.1%
Net loss	$(23,678)	$(14,715)	60.9%	$(72,785)	$(45,265)	60.8%
Net loss margin	(34.8)%	(23.3)%		(33.5)%	(25.3)%
Adjusted EBITDA loss(1)	$(11,041)	$(7,816)	41.3%	$(37,545)	$(25,971)	44.6%
Adjusted EBITDA loss margin	(16.2)%	(12.4)%		(17.3)%	(14.5)%

(1)See below for a reconciliation of Adjusted EBITDA to net loss.
Active Buyers
An Active Buyer is a thredUP buyer who has made at least one purchase in the last twelve months. A thredUP buyer is a customer who has created an account or purchased in our marketplaces, including through our RaaS clients, and is identified by a unique email address. A single person could have multiple thredUP accounts and count as multiple Active Buyers. The number of Active Buyers is a key driver of revenue for our marketplaces and we expect the number of Active Buyers to increase over time.
Orders
Orders means the total number of orders placed by buyers across our marketplaces, including through our RaaS clients, in a given period, net of cancellations. We expect Orders to increase over time.
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

The following table provides a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Net loss	$(23,678)	$(14,715)	$(72,785)	$(45,265)
Interest expense	103	619	764	1,751
Provision for income taxes	9	17	31	57
Depreciation and amortization	3,539	2,248	10,217	6,147
Stock-based compensation expense	7,177	2,995	20,758	9,389
Acquisition-related expenses	—	1,020	274	1,020
Restructuring charges	1,809	—	3,196	—
Change in fair value of convertible preferred stock warrant liability	—	—	—	930
Adjusted EBITDA loss	$(11,041)	$(7,816)	$(37,545)	$(25,971)

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	Amount	%	September 30, 2022	September 30, 2021	Amount	%
	(in thousands, except percentages)
Consignment revenue	$41,553	$48,071	$(6,518)	(13.6)%	$137,524	$141,356	$(3,832)	(2.7)%
Product revenue	26,392	15,203	11,189	73.6%	79,537	37,557	41,980	111.8%
Total revenue	$67,945	$63,274	$4,671	7.4%	$217,061	$178,913	$38,148	21.3%
Consignment revenue as a percentage of total revenue	61.2%	76.0%			63.4%	79.0%
Product revenue as a percentage of total revenue	38.8%	24.0%			36.6%	21.0%

Total revenue increased $4.7 million, or 7.4%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to the inclusion of our European operations beginning October 2021, which is included in product revenue, and resultant increases in total Orders and Active Buyers of 24.5% and 17.7%, respectively, partially offset by a decrease in U.S. revenue from lower Orders, higher returns and increased promotional strategy in response to the U.S. macroeconomic environment.
Total revenue increased $38.1 million, or 21.3%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily attributable to the inclusion of our European operations beginning October 2021, which is included in product revenue, and resultant increases in total Orders and Active Buyers of 36.1% and 17.7%, respectively.
We experienced slowing revenue and Order growth beginning in the back half of June 2022 and continuing into the third quarter that is attributable to various factors including, but not limited to, general global economic uncertainty, rising interest rates, increased inflation and weakening consumer discretionary spending.

Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	Amount	%	September 30, 2022	September 30, 2021	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$9,087	$10,080	$(993)	(9.9)%	$29,354	$31,599	$(2,245)	(7.1)%
Cost of product revenue	14,362	7,100	7,262	102.3%	40,335	17,370	22,965	132.2%
Total cost of revenue	$23,449	$17,180	$6,269	36.5%	$69,689	$48,969	$20,720	42.3%
Gross profit	$44,496	$46,094	$(1,598)	(3.5)%	$147,372	$129,944	$17,428	13.4%
Gross margin	65.5%	72.8%			67.9%	72.6%

Gross margin was 65.5% and 72.8% for the three months ended September 30, 2022 and 2021, respectively, or an unfavorable change of 736 basis points, and 67.9% and 72.6% for the nine months ended September 30, 2022 and 2021, respectively, or an unfavorable change of 474 basis points.
The decrease in gross margin for the three and nine months ended September 30, 2022 was primarily due to the inclusion of operating results of our European operations from October 2021 onward. Revenue from our European operations is primarily derived from product sales with a lower gross margin. Consignment sales have a higher gross margin than product sales but made up a smaller percentage of total revenue for both the three and nine months ended September 30, 2022 as compared to the same periods in 2021. Revenue for consignment sales is recognized net of seller payouts and cost of items sold, whereas for product sales, seller payouts and cost of items sold are included as a component of cost of revenue.
Cost of Consignment Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	Amount	%	September 30, 2022	September 30, 2021	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$9,087	$10,080	$(993)	(9.9)%	$29,354	$31,599	$(2,245)	(7.1)%
Consignment gross margin	78.1%	79.0%			78.7%	77.6%

Consignment gross margin was 78.1% and 79.0% for the three months ended September 30, 2022 and 2021, respectively, or an unfavorable change of 90 basis points, and 78.7% and 77.6% for the nine months ended September 30, 2022 and 2021, respectively, or a favorable change of 101 basis points.
The decrease in consignment gross margin for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to an unfavorable impact of outbound shipping of 49 basis points, unfavorable impact of direct labor of 27 basis points, and other unfavorable cost changes of 29 basis points, partially offset by a favorable impact of packaging of 15 basis points.
The increase in consignment gross margin for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to a favorable impact of outbound shipping of 222 basis points as a result of order consolidation and a favorable impact of packaging of 3 basis points, partially offset by an unfavorable impact of direct labor of 87 basis points and other unfavorable cost changes of 37 basis points.

Cost of Product Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	Amount	%	September 30, 2022	September 30, 2021	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$14,362	$7,100	$7,262	102.3%	$40,335	$17,370	$22,965	132.2%
Product gross margin	45.6%	53.3%			49.3%	53.8%

Product gross margin was 45.6% and 53.3% for the three months ended September 30, 2022 and 2021, respectively, or an unfavorable change of 772 basis points, and 49.3% and 53.8% for the nine months ended September 30, 2022 and 2021, respectively, or an unfavorable change of 446 basis points.
Our European operations, which have been included in our operating results beginning October 2021, have lower product gross margin mainly due to the capitalization of production costs into inventory.
The decrease in product gross margin for the three months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the net unfavorable impact of including our European operations of 1,245 basis points, an unfavorable impact of packaging of 41 basis points, and an unfavorable impact of direct labor of 39 basis points, partially offset by a favorable impact of inventory costs of 450 basis points and a favorable impact of outbound shipping of 104 basis points.
The decrease in product gross margin for the nine months ended September 30, 2022 as compared to the same period in 2021 was primarily due to the net unfavorable impact of including our European operations of 1,002 basis points, an unfavorable impact of direct labor of 81 basis points, and an unfavorable impact of packaging of 13 basis points, partially offset by a favorable impact of inventory costs of 395 basis points and a favorable impact of outbound shipping of 254 basis points.
Operations, Product and Technology

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	Amount	%	September 30, 2022	September 30, 2021	Amount	%
	(in thousands, except percentages)
Operations, product and technology	$38,702	$32,081	$6,621	20.6%	$121,824	$91,455	$30,369	33.2%
Operations, product and technology as a percentage of total revenue	57.0%	50.7%			56.1%	51.1%

Operations, product and technology expenses increased $6.6 million, or 20.6%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to a $2.1 million increase in facilities, technology and other allocated costs due to the expansion of our distribution network and European operations and a $3.3 million increase in personnel-related costs related to our European operations, restructuring, higher stock based compensation expense mainly from restricted stock vesting and expenses associated with our distribution network. In addition, we experienced a $1.2 million increase in inbound shipping and other costs due mainly to our European operations and increased bag processing and other costs.

Operations, product and technology expenses increased $30.4 million, or 33.2%, for the nine months ended September 30, 2022 as compared to the same period in 2021. Personnel-related costs increased by $18.5 million due to our European operations, higher stock-based compensation expense from restricted stock vesting, expenses associated with our distribution network, restructuring and increase in employee salaries and wages. Facilities, technology and other allocated costs increased by $7.1 million due to expansion of our distribution network, our European operations and higher technology and other costs. In addition, inbound shipping and other expenses increased by $4.7 million due to our European operations, increased bag processing and other costs.
Marketing

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	Amount	%	September 30, 2022	September 30, 2021	Amount	%
	(in thousands, except percentages)
Marketing	$14,752	$16,941	$(2,189)	(12.9)%	$51,370	$48,344	$3,026	6.3%
Marketing as a percentage of total revenue	21.7%	26.8%			23.7%	27.0%

Marketing expenses decreased $2.2 million, or 12.9%, for the three months ended September 30, 2022 as compared to the same period in 2021. The decrease was primarily due to a $4.1 million decrease in marketing and advertising costs, partially offset by a $1.1 million increase in personnel-related costs related to salaries, stock compensation, restructuring and other expenses, a $0.6 million increase in technology and other costs, and a $0.2 million increase in professional services.
Marketing expenses increased $3.0 million, or 6.3%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to a $3.0 million increase in personnel-related costs related to salaries, stock compensation and other expenses, a $1.3 million increase in technology and other costs, and a $0.6 million increase in professional services, partially offset by a $1.9 million decrease in marketing and advertising costs.
Sales, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2022	September 30, 2021	Amount	%	September 30, 2022	September 30, 2021	Amount	%
	(in thousands, except percentages)
Sales, general and administrative	$15,232	$12,569	$2,663	21.2%	$47,276	$34,206	$13,070	38.2%
Sales, general and administrative as a percentage of total revenue	22.4%	19.9%			21.8%	19.1%

Sales, general and administrative expenses increased $2.7 million, or 21.2%, for the three months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to a $4.6 million increase in personnel-related costs related to salaries, stock compensation, restructuring, our European operations and other costs, partially offset by a $1.8 million decrease in professional services due to expenses related to our follow-on offering incurred in 2021 and the impact of cost savings initiatives in 2022, and a $0.2 million decrease in other costs.
Sales, general and administrative expenses increased $13.1 million, or 38.2%, for the nine months ended September 30, 2022 as compared to the same period in 2021. The increase was primarily due to an $12.2 million increase in personnel-related costs related to salaries, stock compensation, restructuring, our European operations and other personnel costs and a $2.8 million increase in technology, payment processing, insurance, workplace and other costs, partially offset by a $1.9 million decrease in tax and professional fee expenses.

Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of September 30, 2022, we had cash, cash equivalents and short-term marketable securities of $123.2 million. Additionally, we have a term loan facility (“Term Loan”) under which $38.0 million remained available to be drawn as of September 30, 2022 and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses and negative cash flows from operations to continue into the foreseeable future as we continue to invest in growing our business and expanding our infrastructure. Our primary use of cash includes operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network and may be accelerated or delayed based on our operating position and business needs. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our short- and long-term capital requirements and we do not anticipate expanding our distribution network to include additional locations in the near term. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including, but not limited to the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplace and overall economic conditions. We may seek additional equity or debt financing. If we raise equity financing, our stockholders may experience significant dilution of their ownership interests. If we conduct an additional debt financing, the terms of such debt financing may be similar or more restrictive than our current Term Loan, and we would have additional debt service obligations. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations could be harmed.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,939)	$(14,132)
Investing activities	(6,961)	(116,322)
Financing activities	(2,922)	229,032
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(918)	—
Net change in cash, cash equivalents and restricted cash	$(47,740)	$98,578

Changes in Cash Flows from Operating Activities
For the nine months ended September 30, 2022, net cash used in operating activities increased by $22.8 million and was $36.9 million compared to $14.1 million for the same period in 2021. The increase in net cash used in operating activities was partially the result of a $27.5 million increase in net loss for the nine months ended September 30, 2022 as compared to the same period in 2021. This was offset by non-cash increases in stock based compensation of $11.4 million due to higher restricted stock vesting, depreciation and amortization of $4.1 million due to intangibles relating to the Remix acquisition, capital and infrastructure investments, and reduction in the carrying amount of right of use assets of $1.6 million.

Net cash used in operating activities further decreased due to a $12.0 million decrease in flows from operating assets and liabilities. The increase in net cash used in operating activities was due to build of inventory in 2022 to meet European seasonal demand and higher owned inventory in the U.S and reduction in accounts payable, accrued liabilities and seller payable flows due to timing and reduction in spend, offset by flows from other current and non-current assets due to growth of prepaid expenses in 2021 and inflow from operating lease liabilities resulting from lease incentives.
Changes in Cash Flows from Investing Activities
For the nine months ended September 30, 2022, net cash used in investing activities decreased by $109.4 million and was $7.0 million compared to $116.3 million for the same period in 2021. The decrease in net cash used in investing activities during the nine months ended September 30, 2022 was primarily due a $133.5 million decrease in net cash used to purchase marketable securities and provided by marketable security maturities. The change in net cash from marketable securities was partially offset by an increase in purchases of property and equipment of $24.2 million.
Changes in Cash Flows from Financing Activities
For the nine months ended September 30, 2022, net cash used in financing activities decreased by $232.0 million and was $2.9 million net cash used as compared to net cash provided by financing activities of $229.0 million for the same period in 2021. The increase in net cash used in financing activities during the nine months ended September 30, 2022 was primarily due to $222.7 million decrease in equity offerings and payments of offering transaction costs, an increase in net debt payments of $7.5 million and an increase in tax withholding related to vested restricted stock of $1.9 million.
Critical Accounting Policies and Estimates
U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ from those estimates.
There have been no material changes to our critical accounting policies since the 2021 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2021 10-K.
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
New Accounting Pronouncements
See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for information on new accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $36.7 million and marketable securities of $86.5 million, consisting primarily of money market funds, commercial paper, corporate debt securities, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 6.00%, and therefore carry interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, our annual interest expense could increase or decrease by approximately $0.3 million, respectively.
Inflation Risk
In recent months, inflation has increased significantly in the U.S. and overseas where we conduct our business, resulting in rising interest rates, fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations to date. However, these increases could negatively impact our business by driving up our operating and borrowing costs. Although difficult to quantify, we believe inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of September 30, 2022, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as an unfavorable foreign currency translation adjustment of $5.3 million during the nine months ended September 30, 2022, which was recognized in accumulated other comprehensive loss within our condensed consolidated balance sheet.
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

Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has put in place processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously disclosed in the 2021 10-K, in connection with the audit of our financial statements for the fiscal years ended December 31, 2021, 2020, 2019 and 2018 we identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in the aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
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
•We did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls and we did not maintain a sufficient complement of accounting personnel to ensure: (i) the appropriate segregation of duties in the preparation and review of account reconciliations and journal entries, and (ii) account reconciliations were prepared and reviewed at the appropriate level of precision on a consistent and timely basis.
The deficiencies described above, if not remediated, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.
Remediation Plans
To address our material weakness, we have added accounting, finance and information technology personnel and implemented new financial accounting processes, controls, and systems. We are continuing to take steps to remediate the material weakness described above through implementing enhancements and controls within our accounting and proprietary systems, hiring additional qualified accounting, finance and information technology resources and further evolving our accounting and quarterly close processes. We will not be able to fully remediate these control deficiencies until these steps have been completed and the controls have been operating effectively for a sufficient period of time.
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
Item 1A.    Risk Factors
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 10-K”) and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (“Q2 2022 10-Q”). There have been no material changes to our risk factors as previously disclosed in our 2021 10-K and Q2 2022 10-Q.
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
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
Item 6.    Exhibits
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	3.2	3/3/2021
3.2	Amended and Restated Bylaws of the Registrant	S-1	3.4	3/3/2021
4.1	Form of Class A common stock certificate of the Registrant	S-1	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders	S-1	4.2	3/3/2021
10.1†^	Second Amended and Restated Loan and Security Agreement dated as of July 14, 2022, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC, Knitwit GC LLC, the lenders from time to time party thereto, and Western Alliance Bank, as agent	8-K	10.1	7/20/2022
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith.
**    Furnished herewith.
†    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted schedules to the Securities and Exchange Commission upon request.
^    Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2022