Form 10-K
period 2022-12-31
ThredUp Inc.
filed 2023-03-07
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________
Commission File Number: 001-40249
ThredUp Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-4009181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

969 Broadway, Suite 200 Oakland, California	94607
(Address of principal executive offices)	(Zip Code)

(415) 402-5202
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	TDUP	The Nasdaq Stock Market LLC Long-Term Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $123.3 million based upon the last reported sales price for such date on the Nasdaq Global Select Market.
There were 70,827,625 shares of Class A common stock and 30,783,178 shares of Class B common stock outstanding as of February 27, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including the effects of foreign currency exchange rate fluctuations, inflationary pressures, increased interest rates, changing consumer habits and general global economic uncertainty;
•our ability to comply with applicable laws and regulations;
•the effect of uncertainties related to the ongoing global COVID-19 pandemic, including its varied social and macroeconomic consequences and recovery therefrom on United States and global economies, our business, results of operations, financial condition, demand for secondhand and resale items, sales cycles and buyer and seller retention;
•our ability to remediate our material weakness in our internal control over financial reporting;
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments; and
•the increased expenses associated with being a public company.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
The “estimated retail price” of an item is based on the estimated original retail price of a comparable item of the same quality, construction and material offered elsewhere in new condition. Our estimated original retail prices are set by our team of merchants who periodically monitor market prices for the brands and styles that we offer on our marketplaces.

PART I
Item 1.    Business
thredUP operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire a new generation of consumers to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in February 2022.
thredUP’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. Our marketplaces enable buyers to browse and purchase resale items for primarily women’s and kids’ apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail prices. Sellers love thredUP because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. thredUP’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those accepted items available for resale.
In addition to our core marketplace, some of the world’s leading brands and retailers are already taking advantage of our Resale-as-a-Service (“RaaS”) offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and form the backbone of the modern resale experience domestically and internationally.
In 2021, we acquired Remix Global AD (“Remix”), a fashion resale company headquartered in Sofia, Bulgaria, which further expands our reach to the European customer. With this acquisition, we added a complementary operational infrastructure and an experienced management team to enable our expansion into Europe. In addition, Remix’s product assortment extends our resale offering to include men’s items and items sourced from a variety of supply channels, such as wholesale supply.
We have built a differentiated and defensible operating platform to enable resale at scale, combining:
•Distributed Processing Infrastructure. Our infrastructure is purpose-built for “single SKU” logistics, meaning that virtually every item processed is unique, came from or belongs to an individual seller and is individually tracked using its own stock keeping unit (“SKU”). As of December 31, 2022, we operated distribution centers that could collectively hold more than 7.3 million items in locations across the United States and Europe. Our operations are highly scalable, and we have the ability to process more than 100,000 unique SKUs per day across our existing distribution center footprint. We drive continuous operational efficiency through proprietary technology and ongoing automation of our infrastructure. Our existing United States-based distribution centers are located in Arizona, Georgia, Pennsylvania, and Texas. By locating our facilities in strategic locations across the country, we can be closer to our buyers and sellers, which allows us to reduce shipping times in transit, and lower our inbound and outbound shipping costs. Our European-based distribution center, which services nine countries in Central and Eastern Europe, is located in Sofia, Bulgaria.
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

Our revenue is comprised of consignment sales and direct product sales. With consignment sales, we recognize revenue net of seller payouts, and cost of revenue includes outbound shipping, outbound labor and packaging costs. With direct product sales, we recognize revenue on a gross basis, and cost of revenue mainly includes inventory cost, inbound shipping and inventory write-downs, as well as outbound shipping, outbound labor and packaging costs. Our buyers generally pay us upfront when they purchase an item.
We recognize revenue from our Remix platform primarily through direct product sales. We anticipate that over time revenue from the Remix platform will migrate to become primarily consignment sales as we introduce and expand the Clean Out Kit model that we pioneered in the United States market.
In mid-2021, we began structuring our RaaS offerings as sources of revenue. RaaS clients typically pay an upfront integration fee as well as ongoing service fees which are then recorded to consignment revenue. With RaaS, brands and retailers are leveraging our operating platform to deliver resale experiences to their customers across three main service modules: our Clean Out service, our cashout marketplace, and our full-service resale shops. This suite of offerings is called “Resale 360” and enables our RaaS clients to drive incremental revenue and access new customers while promoting a circular business model. As of December 31, 2022, we worked with 42 RaaS clients, including GAP, Hot Topic, Madewell, Reformation, Tommy Hilfiger, Torrid, and Walmart.
We have methodically scaled operating capacity and revenue, while increasing gross profit and improving our operating performance.
•During the year ended December 31, 2022, our buyers placed 6.5 million Orders, up 22% as compared to the same period in 2021.
Competition
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

We have patents issued in the United States. These patents are intended to protect our proprietary inventions relevant to our business. We continually review our development efforts to assess the existence and patentability of new intellectual property. We intend to pursue additional patent protection to the extent we believe it would be beneficial and cost effective. In addition, our proprietary algorithm technologies, other than those incorporated into a patent application, are protected by trade secret laws.
We also hold trademarks in the United States as well as in other jurisdictions. “THREDUP” and “Think Secondhand First” are our registered trademarks in the United States. We have additional registered trademarks in the United States and “THREDUP” is registered in certain other non-United States jurisdictions. We will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. Other trademarks and trade names referred to in this annual report are the property of their respective owners.
We also have registered domain names for websites that we use in our business, such as www.thredup.com and other variations.
Regulation
We are subject to a variety of United States federal and state laws as well as international laws that affect companies conducting business on the Internet and in the retail industry, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include laws governing the processing of payments, consumer protection and other laws regarding unfair and deceptive trade practices. These laws and regulations could make internet advertising more expensive, require burdensome disclosure to consumers or visitors to our website and restrict our ability to use consumer information to improve targeted advertisements. Further, these laws and regulations are often complex, sometimes contradict other laws, and are frequently still evolving. Laws and regulations may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business.
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
Human Capital Resources
As of December 31, 2022, we had 2,416 employees and professional contractors, including 2,011 distribution center employees. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good. We supplement our workforce with contractors and consultants in the United States and internationally, including Ukrainian information technology, or IT, specialists. These Ukrainian IT specialists, who provide services on our behalf, are registered as “private entrepreneurs” with the tax authorities of Ukraine and operate as independent contractors. While we do not anticipate a reduction in force due to conflict in Ukraine, we anticipate that at least some of our Ukrainian IT specialists may be unable to work while the conflict is unresolved.

Our human capital resources objective is to cultivate a high-performing team by recruiting, retaining, incentivizing and integrating our existing and new employees and professional contractors. Our culture is underpinned by our core values, including an unwavering commitment to learning, development, inclusion, diversity, equity and belonging. We believe our people are our greatest asset and are reimagining our employee experience to reflect that philosophy. We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. The core objective of our compensation program is to provide a package that will attract, motivate and reward exceptional employees who must operate in a highly competitive and technologically challenging environment.
We believe that a unique perspective is critical to solving complex problems and inspiring a new generation of consumers to think secondhand first. Overall, as of December 31, 2022, 66% of our workforce identifies as female and 72% of our workforce identifies as minority, including 58% as Black or Latinx. As of December 31, 2022, 60% of our senior leadership team, which includes executives, senior vice presidents, vice presidents, senior directors, directors and general managers of operations, identifies as female and 26% of our senior leadership team identifies as minority, including 3% as Black or Latinx.
All full-time United States based employees are eligible to participate in our employee stock purchase plan, eight weeks paid sabbatical after three years and 401k plan.
Available Information
The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (the “SEC”): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and our Proxy Statement for our Annual Meeting of Stockholders. These filings are also available for download free of charge on our investor relations website. Our investor relations website is located at ir.thredup.com. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.
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
•If we fail to generate a sufficient amount of high-quality and desirable secondhand items, our business, results of operations and financial condition could be harmed.
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
•We have a history of losses and we anticipate increasing operating expenses in the future. We may not be able to achieve and maintain profitability.
•We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders or on undesirable terms.
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
•Our advertising activity and strategic RaaS offerings may fail to efficiently drive growth in buyers and sellers, which could harm our business, results of operations and financial condition.
•The market price of our Class A common stock may be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.
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
To expand our buyer base, we must appeal to and attract buyers who have historically purchased only new retail items or who used other means to purchase secondhand items, such as traditional brick-and-mortar thrift stores or the websites of other secondary marketplaces. We reach new buyers through paid search, social media, influencers, television and digital advertising, other paid marketing, press coverage, our RaaS offerings, referral programs, organic word of mouth and other methods of discovery, such as converting sellers to buyers. We expect to continue investing heavily in these and other marketing channels in the future and cannot be certain that these efforts will enable us to attract and retain more buyers, result in increased purchase frequency or order sizes from our buyers or be cost-effective. Our ability to attract and retain buyers also depends on our ability to offer a broad selection of desirable and high-quality secondhand and resale items on our marketplaces, the reliability of our shipping and delivery estimates, our ability to consistently provide high-quality customer experiences, our ability to promote and position our brand and marketplace and the success of our marketing efforts. Our investments in marketing may not effectively reach potential buyers and existing buyers, potential buyers or existing buyers may decide not to buy through us or the spend of buyers that purchase from us may not yield the intended return on investment, any of which could negatively affect our results of operations. Moreover, consumer preferences may change, and buyers may not purchase through our marketplaces as frequently or spend as much with us as historically has been the case. As a result, the revenue generated from buyer transactions in the future may not be as high as the revenue generated from transactions historically. Incidentally, an inability to attract and retain buyers could harm our ability to attract and retain sellers, who may decide to resell their items through alternative platforms or marketplaces. Consequently, failure to attract new buyers and to retain existing buyers could harm our business, results of operations and financial condition.
If we fail to generate a sufficient amount of high-quality and desirable secondhand items, our business, results of operations and financial condition could be harmed.
Our success depends on our ability to cost-effectively attract high-quality secondhand items by attracting new sellers and retaining existing sellers, such that they choose thredUP to list their items. Numerous factors, however, may impede our ability to attract new sellers and retain existing sellers with high-quality secondhand items. To expand our base of secondhand items for resale, as well as our base of sellers, we must appeal to and engage individuals new to selling secondhand items or who have sold secondhand items through traditional brick-and-mortar shops but are unfamiliar with our business. We find new sellers by converting buyers using our marketplaces, our RaaS offerings, referral programs, organic word-of-mouth and other methods of discovery, such as mentions in the press. We cannot be certain that these efforts will result in more supply of high-quality and desirable secondhand items or sellers or that these efforts will be cost-effective. Our ability to attract new and recurring high-quality and desirable secondhand items from new sellers and existing sellers depends on other factors, such as our ability to enhance and improve our marketplaces, our ability to process the items sent to us by sellers in a timely manner, sellers’ perceptions of whether payouts they are receiving are adequate and timely compensation for their items and the perceived quality of the items sold and purchased on our marketplaces. If we are unable to meet seller standards and drive repeat supply, our existing sellers may not choose to send us secondhand items for resale to the same extent, in terms of quality, value or volume, in the future. Further, failure to generate sufficient high-quality secondhand items and attract new sellers and retain existing sellers could harm our business, results of operations and financial condition. For instance, if our sellers send lower quality or less desirable secondhand items that we are unable to resell in our marketplaces, then we will incur expense to sort and process such lower quality secondhand items and detract resources from processing re-sellable secondhand items. Additionally, if sellers substantially increase the initial price of their items that we list on our marketplaces and subsequently reclaim these items if they do not sell within the listing window, our business could be harmed because these activities may negatively affect sell-through rates and gross margin.
In addition to sourcing high-quality secondhand items by attracting new sellers and retaining existing sellers, our European operations acquire secondhand items from professional supplier companies as well as previously returned items from other retail apparel businesses. We are subject to the risks of the broader retail environment, such as fluctuations in price and availability in procuring secondhand and returned items through these supply channels. Further, the European suppliers we work with may increase their prices, which may negatively affect the cost efficiency for our European operations to source supply in this manner. Such potential risks and constraints on the supply of items to sell on our Remix platform could lead to our business, results of operations and financial condition being harmed.

Our business, including our costs and supply of secondhand items, is subject to risks associated with sourcing, itemizing, warehousing and shipping.
Nearly all of the secondhand items we offer through our marketplaces are initially sourced from sellers who are individuals. As a result, we may be subject to periodic fluctuations in the number, brands and quality of secondhand items sold through our marketplaces. Our results of operations could be negatively impacted by these fluctuations. In addition, as we expand into new categories of secondhand items, our payments to our sellers may rise relative to our existing categories, which could adversely affect our results of operations.
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
Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include economic downturns, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, inflation, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires; unforeseen public health crises, such as pandemics and epidemics, including the COVID-19 pandemic, political crises, such as Russia’s invasion of Ukraine, terrorist attacks, war and other incidents of political instability or other catastrophic events, whether occurring in the United States or internationally.
Traditionally, consumer purchases of new retail items have declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. This has also resulted in increases in inventory levels which can lead to increased price competition and depressed margins. Such economic uncertainty and decrease in the rate of retail purchases in the primary market may slow the rate at which individuals choose to supply their secondhand items to us, which could result in a decrease of items available in our marketplaces, and may also slow the rate at which individuals choose to buy secondhand items and their value on our marketplaces, including through a relative increase in purchases in the primary market compared with the resale market. For instance, from the beginning of the COVID-19 pandemic and throughout 2022, we experienced an increase in the supply of Clean Out Kits with secondhand items from sellers. Additionally, at the onset of the COVID-19 pandemic, we experienced a reduction in operations productivity at our distribution centers as we were unable to process Clean Out Kits at our normal rate. The presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases through our marketplaces. Further, we cannot guarantee that buyers will continue to buy at current rates if the economy worsens. Adverse economic changes could reduce consumer confidence, and thereby negatively affect our results of operations.
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
•effectively delivering our marketplaces to buyers and sellers;
•identifying and delivering authentic, high-quality secondhand items;
•maintaining and increasing the amount, diversity and quality of brands and secondhand items that we offer;
•our ability to expand the means through which we acquire and offer secondhand items for resale;
•the price at which secondhand items accepted onto our marketplaces are offered;
•fluctuations in inventories held by primary sellers and related fluctuations in promotional activities and merchandise discounting;
•the speed and cost at which we can process and make available secondhand items and deliver purchased secondhand items to our buyers; and
•the ease with which our buyers and sellers can supply, purchase and return secondhand items.
As our market evolves and we begin to compete with new market entrants, we expect competition to intensify in the future. Established companies may not only develop their own platforms and competing lines of business, but also acquire or establish cooperative relationships with our current competitors or provide meaningful incentives to third parties to favor their offerings over our marketplaces.
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
Potential buyers may also prefer to purchase retail items from larger online or brick-and-mortar competitors that they currently shop from, rather than a newer marketplace, regardless of offerings. These larger competitors often have broader supply and market focus and will therefore not be as susceptible to downturns in a particular market. If such competitors have excess inventory and choose to discount their merchandise or increase promotional activities, potential buyers could increase their relative purchases from such competitors.
If we are unsuccessful in establishing or maintaining our relationships with third parties, or if they partner with our competitors and devote greater resources to implement and support the platforms or retail items of our competitors, our ability to compete in the marketplace, or to grow our revenue, could be impaired, and our results of operations may suffer. Even if these partnerships and any future partnerships we undertake are successful, we cannot assure you that these relationships will result in increased buying and selling through our marketplaces or increased revenue.
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
Our revenue was $288.4 million, $251.8 million and $186.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, representing annual growth of 15% and 35%, respectively. In future periods, we may not be able to sustain or increase revenue growth rates consistent with recent history, or at all. Our revenue growth has been and may continue to be affected by the COVID-19 pandemic. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
We have a history of losses and we anticipate increasing operating expenses in the future. We may not be able to achieve and maintain profitability.
We experienced net losses of $92.3 million, $63.2 million, and $47.9 million in the years ended December 31, 2022, 2021, and 2020, respectively. We expect to continue to incur net losses and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Because the market for secondhand items is evolving, particularly the online resale of secondhand items, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we expand our operations and infrastructure, make significant investments in our marketing initiatives, develop and introduce new technologies and automation and hire additional personnel. Additionally, during periods of increased investment in growth, we expect our operating expenses related to inbound processing, operations and technology could increase as a percentage of revenue. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow and comply with rules and regulations of being a public company, we will incur significant legal, accounting and other expenses. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the market price of our Class A common stock to decline.
We have a limited operating history in an evolving industry, which makes it difficult to forecast our revenue, plan our expenses and evaluate our business and future prospects.
We have a limited operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our marketplaces represent a substantial departure from the traditional thrift store market for secondhand items. While our business has grown rapidly, and much of that growth has occurred in recent periods, the resale market for secondhand items may not continue to develop in a manner that we expect or that otherwise would be favorable to our business. As a result of our limited operating history, ongoing changes in our new and evolving industry, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. We have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, such as the risks and uncertainties described herein. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our Class A common stock price to decline.
We may experience quarterly fluctuations in our results of operations due to a number of factors that make our future results difficult to predict and could cause our results of operations to fall below analyst or investor expectations.
Our quarterly results of operations have in the past and may in the future fluctuate from quarter to quarter as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including, but not limited to:
•the level of supply and demand for secondhand items;
•fluctuations in the levels or quality of secondhand items on our marketplaces;
•fluctuations in capacity as we expand our operations;
•our success in engaging existing buyers and sellers and attracting new buyers and sellers;
•our ability to meet the expectations of sellers that we will process their Clean Out Kits in a timely manner;
•the amount and timing of our operating expenses;

•the timing of expenses and recognition of revenue;
•the timing and success of new partnerships, RaaS relationships, retail offerings and referral programs;
•the impact of competitive developments and our response to those developments;
•our ability to manage our existing business and future growth;
•actual or reported disruptions or defects in our online marketplace, such as actual or perceived privacy or data security breaches;
•economic and market conditions, particularly those affecting our industry;
•fluctuations in inventories held by primary sellers and related fluctuations in promotional activities and merchandise discounting;
•our ability to effectively manage our international operations;
•the impact of market volatility and economic downturns, including those caused by outbreaks of disease, such as the COVID-19 pandemic, on our business;
•adverse litigation judgments, other dispute-related settlement payments or other litigation-related costs;
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
•public health crises, including the COVID-19 pandemic; and
•general economic conditions throughout the world, including the inflation and interest rate environment, military conflicts, including Russia’s invasion of Ukraine, and geopolitical uncertainty and instability.
Any one or more of the factors above may result in significant fluctuations in our quarterly results of operations. You should not rely on our past results as an indicator of our future performance.
The variability and unpredictability of our quarterly results of operations or other operating metrics could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other key metrics for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our Class A common stock could decline, and we could face costly lawsuits, including securities class action suits.
We may not be able to continue to improve our distribution center operations, attract and retain personnel to efficiently and effectively manage the operations required to process, itemize, list, sell, pack and ship secondhand and resale items or identify and lease distribution centers in geographic regions that enable us to effectively scale our operations.

We lease facilities to store and accommodate the logistics infrastructure required to process, itemize, list, sell, pack and ship the secondhand and resale items we sell through our marketplaces and related channels of distribution, including our RaaS offerings. To grow our business, we must continue to improve our distribution center operations, proprietary software and systems, and personnel in the geographic regions that have the resources necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each item that we offer through our marketplaces is unique and requires multiple touch points, including inspection, evaluation, photography, pricing, application of a unique SKU, and fulfillment. This process is complex and we have in the past, and may continue to have more Clean Out Kits from sellers than we can timely process. Further, the market for employees is competitive and is highly dependent on geographic location. We have and could in the future be required to raise wages or introduce other compensation incentives to remain competitive, possibly without increasing productivity or sales, for example due to inflation, any of which could increase our costs and harm our results of operations. If we fail to effectively locate, hire and retain such personnel, our operations could be negatively impacted, which could harm our business, results of operations and financial condition.
Further, the success of our business depends on our ability to maintain our current distribution centers and, in the future, secure additional distribution centers that meet our business needs and are also in geographic locations with access to a large, qualified talent pool. We have distribution centers across four strategic U.S. locations: Arizona, Georgia, Pennsylvania and Texas. Space in well-positioned geographic locations is becoming increasingly scarce, and where it is available, the lease terms offered by landlords are increasingly competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. Due to the competitive nature of the real estate market in the locations where we currently operate, we may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new distribution centers in optimal geographic locations in the future or maintain our current distribution centers could harm our business, results of operations and financial condition.
We may not realize expected savings or benefits from restructuring activities.
We have entered into restructuring activities and may enter into additional restructuring initiatives in the future to improve our operations, respond to changes in business conditions and markets and to streamline certain key functions to reduce costs. We may not realize expected savings or benefits from restructuring activities, incur additional restructuring charges and experience loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products. These factors could negatively impact our business, results of operations and financial condition.
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
National retailers and brands set pricing for their own new retail items, which can include promotional discounts. Promotional pricing by these parties may adversely affect the relative value of secondhand items offered for resale with us, and, in turn, our revenue, results of operations and financial condition. In order to attract buyers to our marketplaces, the prices for the secondhand and resale items sold through our marketplaces may need to be lowered in order to compete with pricing strategies employed by national retailers and brands for their own new retail items, which could negatively affect revenue growth, results of operations and financial condition. We have experienced a reduction in our revenue in the past due to reductions and fluctuations in the price of new retail items sold by national retailers and brands, and we anticipate similar reductions and fluctuations could occur in the future, such as due to a decrease in the price of new retail items in light of economic downturns, including in response to pandemics, such as the COVID-19 pandemic, macroeconomic uncertainty, inflation or other geopolitical instability. These pricing changes and promotional discounts could, as a result, adversely affect our business, results of operations and financial condition.
The global COVID-19 pandemic has had and may continue to have an adverse impact on our business, results of operations and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic and this contagious disease outbreak has continued to spread. The related public health measures, including orders to shelter-in-place, travel restrictions, mandated business closures and vaccination mandates, have adversely affected work forces, organizations, customers, economies and financial markets globally, leading to increased market volatility. The fear associated with pandemics such as COVID-19 and the reactions of governments around the world in response to such pandemics, which include regulating the flow of labor and products and impeding the travel of individuals, have and may continue to impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. For example, in 2021, due to shelter-in-place orders and mandatory business closures, for a period of time, we were required to limit operations at our distribution centers, resulting in a delay in our ability to process our Clean Out Kits. Additionally, we were required to implement enhanced safety and cleaning measures, resulting in increased costs and reduced profitability.
Federal, state and local COVID-19 regulations may continue to evolve and we cannot predict what policies we may determine to, or be required to, implement in the future, or the effect thereof on our business, including whether the imposition of certain policies could cause us to result in attrition and impede our ability to recruit and retain our workforce.
Disruptions to our business operations have included and could include personnel absences, temporary closures of our distribution centers, further or ongoing reduced capacity at our distribution centers, delays in processing Clean Out Kits shipped by sellers to us, delays in our shipment of items purchased by our buyers, a slow-down in our ability to hire if we are unable to interview candidates in person, decreased foot traffic at and/or closure of our and our RaaS clients’ physical retail locations, disruptions in internet connections and a decrease or volatile patterns in spending on retail in general. For instance, decreased processing capacity at our distribution centers during the onset of the COVID-19 pandemic resulted in fewer items being listed as available for sale, which adversely impacted our revenue growth. If a critical number of our employees become too ill to work or are unable to work due to personal reasons related to the effects of COVID-19, our ability to process merchandise through our distribution centers could be significantly slowed or halted. Our third-party vendors and partners have also experienced and may continue to experience disruptions to their business operations, which in turn affects us. Further, developing various responses to the challenges caused by COVID-19 and its effects has and may continue to divert the attention of our management team.
The continued scope and duration of the COVID-19 pandemic (including any new strains or variants of the virus), whether additional actions may be taken to contain the virus, the impact on our buyers, sellers and RaaS clients, the speed and extent to which markets fully recover from the disruptions caused by the COVID-19 pandemic, and the impact of these factors on our business, will depend on future developments that are highly uncertain and cannot be predicted with precision. In addition, to the extent COVID-19 adversely affects our operations and global economic conditions more generally, it may heighten other risks disclosed in this report.
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
Our success is in large part dependent upon our ability to anticipate and identify trends in the market for secondhand items in a timely manner and to obtain a supply of secondhand items that addresses those trends by attracting and retaining sellers who send in high-quality secondhand items. We use data science to predict buyer and seller preferences, which we in turn use to ensure our buyers are looking at secondhand items that they are interested in purchasing on our marketplaces. There can be no assurance that our data science will accurately anticipate buyer or seller preferences and, if our predictions are inaccurate, we will not be able to optimize our buyers’ and sellers’ experience on our marketplaces. Lead times relating to these changing preferences may make it difficult for us to respond rapidly to new or changing trends. We have begun to expand our offerings beyond our core marketplace and to expand our RaaS offerings and the impact on our business from these new offerings and RaaS offerings is not clear as it is difficult to accurately predict buyer and seller preferences. To the extent we do not accurately predict the evolving preferences of our buyers and sellers, it could harm our business, results of operations and financial condition.
We may experience damage or destruction to our distribution centers in which we store all of the secondhand and resale items we offer through our marketplaces, which may harm our business, results of operations and financial condition.
We store the majority of the secondhand items we offer through our marketplaces in our current distribution centers in Arizona, Georgia, Pennsylvania and Texas. Our distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage to or catastrophic loss of secondhand and resale items stored in one of our distribution centers, due to natural disasters or man-made disasters such as arson, theft or otherwise would result in liability to our sellers for the expected payout commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business.
Additionally, given the nature of the unique selection of secondhand and resale items we offer on our marketplaces, our ability to restore such secondhand items on our marketplaces would take time and would result in a limitation and delay of available supply for buyers, which would negatively impact our revenue and results of operations. Further, natural disasters, such as earthquakes, hurricanes, tornadoes, fires, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as Russia’s invasion of Ukraine, terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution centers or the operations of one or more of our third-party providers or vendors.
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
We currently rely on both national and regional vendors for our shipping of purchases to buyers and the shipping of supplied secondhand items by sellers. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, it could negatively impact our business and results of operations and negatively affect the experiences of our buyers and sellers, which could affect the degree to which they continue to buy and supply secondhand items on our marketplaces. For instance, our current shipping arrangement with FedEx Corporation (“FedEx”) includes volume based pricing incentives and discounts. If we fall below the volume threshold under our arrangement with FedEx, either due to a decrease in outbound shipments from our distribution centers, or because we meet our shipping needs with other carriers aside from FedEx, then we would no longer benefit from the FedEx discount, thereby leading to an increase in our shipping costs. In addition, our ability to receive inbound secondhand items efficiently and ship secondhand items to buyers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, or acts of war or terrorism. Disruption to delivery services due to inclement weather could result in delays that could adversely affect our reputation, business and results of operations. If our secondhand items are not delivered in a timely fashion or are damaged or lost during the supply or the delivery process, our buyers or sellers could become dissatisfied and cease using our marketplaces, which could adversely affect our business and results of operations. Furthermore, the current volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. In May 2022, partly as a result of rising costs, we announced a price increase in standard shipping fees for our customers. In the future, however, we may not be able to pass such increases on to our customers.
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
We closely monitor the effectiveness of our advertising campaigns and changes in the advertising market, and adjust or re-allocate our advertising spend across channels, customer segments and geographic markets in real-time to optimize the effectiveness of these activities. For instance, we have previously experienced, and may experience in the future, variability in the number of customers we are able to reach in our email marketing campaigns. We expect to increase advertising spend in future periods to continue driving our growth. We have previously experienced, and may experience in the future, increases in the pricing of one or more of our marketing and advertising channels. These pricing increases could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which, in turn, could adversely affect our results of operations.
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

We have invested and expect to continue to invest significant time and resources into our RaaS offerings and our RaaS clients include national retail stores, premium fashion brands, fashion-focused e-commerce sites and marketplaces for the buying and selling of secondhand items. We maintain a robust and varied set of RaaS offerings including provision of our Clean Out Kits at our RaaS clients’ retail stores, our cash out marketplace offering, white-label resale shops, the resale of worn retail items provided to us by our RaaS clients and cross-listing our products on our RaaS clients’ websites. To grow our business and build out our marketplaces, we anticipate that we will continue to depend on relationships with third parties. Identifying RaaS clients, and negotiating, documenting and maintaining relationships with them, requires significant time and resources. Further, our competitors may be effective in providing incentives to third parties to favor their offerings over our marketplaces, mobile application or in-store offerings.
There is significant uncertainty around the future profitability of our RaaS offerings and whether they will result in an increased number of new and repeat buyers, an increased number of new and repeat sellers selling high-quality secondhand items, increased awareness of our brand and an additional source of revenue. Further, if the retail industry suffers in general, there may be fewer customers visiting our RaaS clients’ retail stores, our RaaS clients may discontinue their white-label resale shops in an effort to cut back newer partnerships, and therefore our kit distribution offering for gift cards to our clients’ stores could be less desirable. Additionally, our RaaS clients could go out of business or declare bankruptcy. If our RaaS offerings are not profitable and do not result in us acquiring a high-quality supply of secondhand items from our RaaS clients and/or their customers, who become our sellers, and reaching additional buyers, our business, results of operations and financial condition could be harmed.
Unfavorable conditions in our industry or the global economy could limit our ability to grow our business and negatively affect our results of operations.
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform and our ability to hire and retain personnel, including employees and international contractors. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Weak or volatile economic conditions in the global economy or individual markets, including due to the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, inflation, labor shortages, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States and in the European region or elsewhere, and other events outside of our control could cause customers and prospective customers to reduce spending, and demand for our offerings may decline. Additionally, economic downturns could result in our RaaS relationships terminating or limiting their arrangements with us as retailers focus on general cost reductions in the face of macroeconomic uncertainty. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and may increase our expenses. If our customers reduce their spending on our products, or prospective customers delay spending on our products, as a result of a weak economy, this could adversely affect our business and financial results.
In particular, given our investment in our software development capabilities in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the 2022 Russian invasion of Ukraine, as well as ongoing tensions and intermittent warfare between Ukraine and Russia since the 2014 Russian annexation of Crimea, challenging relations between the United States and its allies, and Russia, and sanctions by the United States and the EU against Russia may also have an adverse impact on our ability to grow our business and negatively affect our results of operations. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the conflict in the Ukraine persists and our Ukrainian personnel are unable to work as a result, our results of our operations and our financial condition could be adversely affected.

We rely on third parties to drive traffic to our website and mobile application, and these providers may change their algorithms or pricing in ways that could negatively impact our business, results of operations, financial condition and prospects.
We rely in part on digital advertising, including search engine marketing and social media advertising, to promote awareness of our marketplaces, grow our business, attract new buyers and sellers and retain existing buyers and sellers. In particular, we rely on search engines, such as Google, the major mobile application stores and social media platforms such as Facebook and Instagram as important marketing channels. In addition to purchasing traditional advertising space on search engines and social media platforms, we also partner with influencers who promote their buying and selling of secondhand and resale items through our marketplaces to their followers. Search engine companies, social media platforms or mobile application stores that we advertise our marketplaces through may determine that we are not in compliance with their guidelines and penalize us as a result. If search engines or social media platforms change their algorithms, terms of service, display or the featuring of search results, determine we are out of compliance with their terms of service or if competition increases for advertisements, we may be unable to cost-effectively add buyers and sellers to our website and mobile application. Further, changes to third-party policies that limit our ability to deliver, target or measure the effectiveness of advertising, including changes by mobile operating system and browser providers such as Apple and Google, could reduce the effectiveness of our marketing. We also cannot accurately predict if the followers of our influencer partners will be interested in buying and selling through our marketplaces, or if our influencer partners will maintain their follower numbers throughout the time of our partnerships. Our relationships with our marketing vendors are not long-term in nature and do not require any specific performance commitments. In addition, many of our online advertising vendors provide advertising services to other companies, including companies with whom we may compete. As competition for online advertising has increased, the cost for some of these services has also increased. Our marketing initiatives may become increasingly expensive and generating a return on those initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, such increase may not offset the additional marketing expenses we incur.
We may not succeed in promoting and maintaining our brand and reputation, which could harm our business and future growth.
We believe that maintaining our brand and reputation is critical to driving buyer and seller engagement. An important goal of our brand promotion strategy is establishing trust with our buyers and sellers.
For buyers, maintaining our brand and reputation requires that we foster trust through timely and reliable fulfillment of orders, responsive and effective customer service, a broad supply of desirable brands and secondhand items and an exciting and user-friendly interface on our marketplaces and through our RaaS relationships. For sellers, maintaining our brand and reputation requires that we balance desirable supply for our buyers with a convenient seller service that is consistent and timely. It also requires that we foster trust through consistent and transparent acceptance, payout and return processes and policies for secondhand items supplied to us, payouts that our sellers perceive to be adequate compensation for their items and responsive and effective customer service. For example, in 2022, we implemented a fee for sellers to order a Clean Out Kit and made changes to our return policy, which have led and could potentially in the future lead to an increase in customer service requests from both our buyers and our sellers. If we fail to provide buyers or sellers with the service and experience they expect, or we experience buyer or seller dissatisfaction or negative publicity about our marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand and reputation could be harmed, which could harm our business and future growth. Further, any unanticipated increase in customer service inquiries from our customers has in the past, and may in the future, result in a slower response time from our customer service team and lead to an increase in customer complaints. For example, disruption to processing of Clean Out Kits and distribution caused by a backlog of Clean Out Kits has led and could potentially lead to additional delays in our ability to process secondhand items sellers send in for resale, resulting in delays in sellers receiving payouts and less refreshing of our supply on our marketplaces, and could harm our brand and reputation.

Future acquisitions, strategic investments, partnerships or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.
We have in the past and may in the future seek to acquire businesses, products or technologies that we believe could complement our business, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. Any acquisition, investment or business relationship may result in unforeseen operating difficulties and expenditures. In addition, we have limited experience in acquiring other businesses. In addition, our due diligence could fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees, partners or customers. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations, systems and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired business, operations, systems, technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities.
We may not be able to find and identify desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in significant payments of cash by us, dilutive issuances of equity or equity-linked securities or the incurrence of debt, each of which could adversely affect our financial condition and the market price of our Class A common stock. In addition, the incurrence of debt would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition may suffer.
We have previously sought, and may in the future seek, to make strategic investments in companies developing products or technologies that we believe could complement our business, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, the companies in which we invest may not succeed, and our investments could lose all of their value.
Our failure to address these risks or other issues encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally.
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

Greater than expected item return rates have, and in the future could have, a negative impact on our revenue.
We allow buyers to return certain purchases from our website and mobile application under our return policy. We record a reserve for returns against proceeds to us from the resale of items on our marketplaces in calculating revenue. We estimate this reserve based on historical return trends. The introduction of new products in the retail market, changes in consumer confidence or other competitive and general economic conditions have caused, and may in the future cause, actual returns to exceed our reserve for return rates. Further, we believe that on a macro level across e-commerce platforms, without the ability to try on items such as clothing and shoes, customers are increasingly accustomed to over-purchasing with the intent to return items, which has caused an increase in returns and may in the future continue to increase our amount of return rates. In addition, from time to time, the secondhand items sold through our marketplaces are damaged in transit which can increase return rates, increase our costs and harm our brand. Returned items may also be damaged in transit as part of the return process, which can significantly impact the price we are able to charge for such items on our marketplaces. Any significant increase in returns that exceeds our reserves could adversely affect our revenue and results of operations.
As an online secondhand marketplace, our success depends on the accuracy of our item acceptance process. Failure by us to identify counterfeit or stolen retail items could adversely affect our reputation and expose us to liability for the resale of counterfeit or stolen items.
Our success may depend on our ability to accurately and cost-effectively determine whether a secondhand item offered for resale is an authentic product. From time to time we receive secondhand items through our sellers which may be counterfeit or which we are otherwise unable to authenticate. While we have invested in our authentication processes and we reject any items we cannot authenticate, we cannot be certain that we will identify every counterfeit item that is supplied to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to authenticate products and/or identify counterfeit products. While we refund the cost of an item to a buyer if the buyer questions its authenticity and returns the item, the resale of any counterfeit items may nonetheless damage our reputation as a trusted marketplace for secondhand items, which may impact our ability to attract and maintain repeat buyers and sellers. We may also be subject to allegations that an item we sold is not authentic despite our efforts to inspect such item and/or our general authentication practices. Such controversy could negatively impact our reputation and brand and harm our business and results of operations.
Additionally, we may fail to prevent sellers from supplying stolen items. Government regulators and law enforcement officials may allege that our services violate, or aid and abet violations of certain laws, including laws restricting or prohibiting the transferability and, by extension, the resale, of stolen items. Our terms include a representation that the seller has the necessary right and title to the secondhand items they may resell, and otherwise prohibit the listing of stolen or otherwise illegal products. If these terms prove inadequate to comply with applicable laws, we may be required to spend substantial resources to take additional protective measures which could negatively impact our operations. Any costs incurred as a result of potential liability relating to the alleged or actual resale of stolen items could harm our business. In addition, negative publicity relating to the actual or perceived listing or resale of stolen items using our services could damage our reputation and make our buyers and sellers reluctant to use our services. To the extent any of this occurs, it could harm our business or damage our reputation and we could face liability for such unlawful activities. Despite measures taken by us to detect stolen items, to cooperate fully with law enforcement, and to respond to inquiries regarding potentially stolen items, any resulting claims or liabilities could harm our business and results of operations.

Risks Relating to Information Technology, Intellectual Property, Data Security and Privacy
Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and results of operations.
In the ordinary course of our business, we collect, process and store certain personal information and other data relating to individuals, such as our buyers, sellers and employees. We also maintain other information, such as our trade secrets and confidential business information and certain confidential information of third parties, that is sensitive and that we seek to protect. We rely substantially on commercially available systems, software, tools and monitoring to provide security for our processing, transmission and storage of personal information and other confidential information. We or our vendors have been in the past and could be in the future the subject of hacking, social engineering, phishing, ransomware or other attacks. Due to these or other causes, we or our vendors have in the past and may in the future suffer a data breach or other security incident. These incidents have allowed, and may in the future continue to allow, hackers or other unauthorized parties to gain access to personal information or other data, source code, payment card data or confidential business information, and we might not discover such issues for an extended period. The techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not identified until they are launched against a target. As a result, we and our vendors may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, our employees, contractors, vendors or other third parties with whom we do business may attempt to circumvent security measures in order to misappropriate such personal information, confidential information or other data, or may inadvertently release or compromise such data. We expect to incur ongoing and increasing costs associated with the detection and prevention of security breaches and other security-related incidents. We may incur additional costs in the event of a security breach or other security-related incident. Any actual or perceived compromise of our systems or data security measures or those of third parties with whom we do business, or any failure to prevent or mitigate the loss of personal or other confidential information and delays in detecting or providing notice of any such compromise or loss could disrupt our operations, harm the perception of our security measures, damage our reputation, cause some participants to decrease or stop their use of our marketplaces and subject us to litigation, government action, increased transaction fees, regulatory fines or penalties or other additional costs and liabilities that could adversely affect our business, results of operations and financial condition.
With many of our employees and contractors now working remotely, and as our vendors and other business partners have also moved to permanent or hybrid remote work, we and our vendors may be more vulnerable to cyberattacks. We are taking steps to monitor and enhance the security of our systems, information technology infrastructure, networks, and data, including with respect to remote access to systems and data. However, the increased scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, information technology infrastructure, networks and data upon which we rely.

Further, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our vendors and service providers are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors.
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
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our buyers, sellers, clients and employees. Numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. Such requirements are constantly evolving, and we expect that there will continue to be new proposed requirements relating to privacy, data protection and information security in the United States and other jurisdictions, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act (the “CCPA”) took effect on January 1, 2020 and broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for data breaches. Additionally, on November 3, 2020, Proposition 24 was approved in California which creates a new privacy law, the California Privacy Rights Act (the “CPRA”). The CPRA creates additional obligations relating to processing and safeguarding personal information that took effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations have not yet been finalized, but enforcement is scheduled to begin July 1, 2023. The California Attorney General may independently bring administrative actions for civil penalties of $2,500 per violation, or up to $7,500 per violation if intentional. We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Additionally, the CCPA has prompted other states, including Virginia, Colorado, Connecticut and Utah to propose and enact similar laws and regulations relating to privacy. For example, in March 2021, Virginia enacted the Virginia Consumer Data Protection Act (the “CDPA”), which became effective January 1, 2023, and on June 8, 2021, Colorado enacted the Colorado Privacy Act (the “CPA”), which takes effect on July 1, 2023. The CDPA and CPA share similarities with the CCPA, the CPRA, and legislation proposed and enacted in other states. Aspects of these state privacy laws, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.
Further, as our operations expand internationally, including in connection with the Remix Acquisition, we may become subject to additional laws and regulations relating to privacy and data protection. Regulatory authorities in the European Economic Area, United Kingdom and Switzerland, for example, traditionally have imposed stricter obligations under laws and regulations relating to privacy and data protection. For example, in May 2018, the European Union’s regulation governing data practices and privacy in these jurisdictions called the General Data Protection Regulation (“GDPR”), became effective. The GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the relevant jurisdictions. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is greater. Aspects of data protection laws and regulations in Europe, including those relating to cross-border data transfer and the use of cookies, are evolving rapidly and remain subject to substantial uncertainty. Additionally, many other international jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, information security, and localized storage of data, and new countries and territories are adopting such legislation or other obligations with increasing frequency. There is no harmonized approach to these laws and regulations globally. Consequently, international expansion, including in connection with the Remix Acquisition, increases our risk of non-compliance with applicable foreign data protection laws and regulations.
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
Interruptions or delays in the services provided by third-party data centers, Internet service providers, our managed infrastructure or our payment processors could prevent existing and potential buyers and sellers from accessing our marketplaces, and our business could suffer.
Our reputation and ability to attract and retain buyers and sellers depends in part on the reliable performance of our network infrastructure and content delivery process. We have experienced, and expect that in the future we may experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints which could affect the availability of services on our marketplaces and prevent or inhibit the ability of buyers to access our marketplaces or complete purchases on our marketplaces through our website or mobile application.
We currently host our domestic core marketplace and support our operations using Amazon Web Services (“AWS”) data centers, a provider of cloud infrastructure services. In addition, we currently host our RaaS websites using the Shopify Inc. e-commerce platform (“Shopify”) and our Remix platform through a separately managed infrastructure vendor, with a data center located in the European Union (together with AWS and Shopify, our “third-party infrastructure services”). Our operations depend on protecting the virtual cloud infrastructures hosted in AWS and Shopify by maintaining their configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Furthermore, we have no physical access or control over the third-party infrastructure services we engage. Although we have disaster recovery plans that utilize multiple third-party infrastructure service locations, the data centers that we use, including the Remix data center in the European Union are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our marketplaces, and our disaster recovery planning may not account for all eventualities. Further, a prolonged third-party infrastructure service disruption affecting our core marketplace, RaaS websites or our Remix platform could damage our reputation with current buyers, sellers and RaaS clients, expose us to liability, make it difficult to attract and retain new and existing buyers, sellers and RaaS clients, or otherwise harm our business. In particular, volume of traffic and activity on our marketplace spikes on certain days and during certain periods of the year, such as during a holiday promotion. Any interruption to the availability of our marketplaces would be particularly problematic if it were to occur at such a high-volume time. In addition, we use multiple third-party payment processors to process payments made by buyers or to sellers on our marketplaces. Any disruption or failure in the services we receive from our third-party payment processors could prevent us from being able to effectively operate our marketplaces and likewise could harm our business, results of operations and financial condition.

If our third-party infrastructure services or our third-party payment processors terminate their relationships with us or refuse to renew their agreements with us on commercially reasonable terms, we would need to find alternative data centers, Internet service providers and third-party payment processors and may not be able to secure similar terms or replace such payment processors in an acceptable timeframe. Further, the services provided by such alternate providers may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. In particular, should we or our third-party infrastructure services decide to terminate our contract for infrastructure services for any reason, transitioning our infrastructure to an alternative provider could potentially be disruptive, and we may incur significant costs for a short period of time. Any of these risks could cause us to lose our ability to accept online payments, make payments to sellers or conduct other payment transactions, any of which could make our marketplaces less convenient and attractive and adversely affect our ability to attract and retain buyers and sellers, which could harm our business, results of operations and financial condition.
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
We have been in the past and may be accused in the future of infringing intellectual property or other proprietary rights of third parties, including but not limited to third party claims alleging that we have infringed their copyrights, trademarks or patents, or improperly used or disclosed their trade secrets, or otherwise infringed or violated their proprietary rights, such as the right of publicity. For example, although we require our employees to not use the proprietary information or know-how of others in their work for us, we may become subject to claims that these employees have divulged, or we have used, proprietary information of these employees’ former employers. In addition, we may become subject to claims by third parties who assert that we are infringing on their intellectual property rights by listing items bearing their trademark, trade dress and/or copyrighted works. The costs of supporting any litigation or disputes related to these claims can be considerable, and we cannot assure you that we will achieve a favorable outcome of any such claim. If any such claim is valid or otherwise successful, we may be compelled to cease our use of such intellectual property or other proprietary rights and pay damages, which could adversely affect our business. In addition, if such claims are valid or otherwise successful, we may lose valuable intellectual property rights or personnel, which could harm our business. Even if such claims were not valid, defending them could be expensive and distracting, adversely affecting our business and results of operations.

If we cannot successfully protect our intellectual property, our business could suffer.
We rely on a combination of intellectual property rights, contractual protections and other practices to protect our brand, proprietary information, technologies and processes. We primarily rely on patent, copyright and trade secret laws to protect our proprietary technologies and processes, including the automated operations systems and machine learning technology we use throughout our business. Others may independently develop the same or similar technologies and processes or may improperly acquire and use information about our technologies and processes, which may allow them to provide a service similar to ours, which could harm our competitive position. Further, to the extent we pursue patent protection for our innovations, patents we may apply for may not issue, and patents that do issue or that we acquire may not provide us with any competitive advantages or may be challenged by third parties. There can be no assurance that any patents we obtain will adequately protect our inventions or survive a legal challenge, as the legal standards relating to the validity, enforceability and scope of protection of patent and other intellectual property rights are uncertain.
We rely on trademark and trade dress to protect our brand. Our principal trademark assets include the registered trademarks “THREDUP” and “Think Secondhand First” and our logos and taglines. Our trademarks are valuable assets that support our brand and buyers’ perception of our services and merchandise. We have registered trademarks in Australia, Canada, the European Union, Japan, South Korea, Mexico, the United Kingdom and the United States. We also hold the rights to the “thredup.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our results of operations would be adversely impacted.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships, partnerships and business alliances, no assurance can be given that these agreements will be effective in controlling access to and distribution of our proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our automation technologies or technologies related to our marketplaces.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect our intellectual property and proprietary rights. The efforts we take may not be sufficient and/or we may or may not be able to detect all infringement of violation of our intellectual property rights by third parties. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new capabilities, result in our substituting inferior or more costly technologies into our business, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new capabilities, and we cannot assure you that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete, business and results of operations.
We use open source software in our marketplaces, which could negatively affect our ability to operate our business and subject us to litigation or other actions.

We use open source software to facilitate the development and operation of our marketplaces, including our website and mobile application, and may use more open source software in the future. From time to time, there have been claims challenging both the use of open source software against companies that incorporate open source software into their products and whether such use is permissible under various open source licenses. The terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to operate our marketplaces. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or breach of open source licenses. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition, or require us to devote additional research and development resources to change our marketplaces. In addition, if we were to combine our proprietary source code or software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our marketplaces, or certain aspects of our marketplaces, incur additional costs, or take other remedial actions.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. We have established processes to help alleviate these risks, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures or will not subject us to liability. These risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business and results of operations.
We rely on software, services and technology from other parties. Defects in or the loss of access to software, services or technology from third parties could increase our costs and adversely affect the quality of our products.
We rely on technologies from third parties to operate critical functions of our business, including cloud infrastructure services, payment processing services, certain aspects of distribution center automation and customer relationship management services. We also use Google services for our business emails, file storage and communications. Our business would be disrupted if any of the third-party software, services or other technology we utilize, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. In each case, we would be required to either seek licenses or other rights to different software, services or technology from third parties and redesign our business and marketplace to function with such other software, services or technology or develop these components ourselves, which would result in increased costs and could result in delays in the launch of new offerings on our marketplaces until equivalent software, services and/or technology can be identified, licensed or developed, and integrated into our business and marketplace. Furthermore, we might be forced to limit the features available in our current or future products. These delays and feature limitations, if they occur, could harm our business, results of operations and financial condition.
Our success depends, in part, on the integrity and scalability of our systems and infrastructures as well as our ability to integrate with our partners. System interruption and the lack of integration, redundancy and scalability in these systems and infrastructures may harm our business, results of operations and financial condition.

Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including our website and mobile app, information and related systems. Further, to maintain our strategic relationships with our partners, our systems and infrastructure must be seamlessly integrated and interoperable with our partners’ systems, including those of our RaaS clients, which may cause us to incur significant upfront and maintenance costs as some of our RaaS offerings may involve development of a variety of technologies, data formats, applications, systems and infrastructure. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our website or mobile app, process and fulfill transactions, maintain coordination between our website and those of certain of our RaaS clients, respond to customer inquiries and generally maintain cost-efficient operations. As our business has grown in size and complexity, the growth has placed, and will continue to place, significant demands on our information systems and infrastructure. To effectively manage this growth, we expect to commit significant financial resources and personnel to maintain and enhance existing systems and develop or acquire new systems to keep pace with continuing changes in our business and information processing technology as well as evolving industry, regulatory and accounting standards. If the information we rely upon to run our businesses is determined to be inaccurate or unreliable, or if we fail to properly maintain or enhance our internal information systems and infrastructure, we could experience operational disruptions, customer disputes, significant deficiencies or material weaknesses in our internal controls, incur increased operating and administrative expenses, lose our ability to produce timely and accurate financial reports or suffer other adverse consequences which could harm our results of operations. We also rely on third-party computer systems, broadband and other communications systems and service providers in connection with providing access to our marketplaces generally. Any interruptions, outages or delays in our systems and infrastructure, our business and/or third parties or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our marketplaces. Fire, flood, power loss, telecommunications failure, hurricanes, tornadoes, earthquakes, other natural disasters, acts of war or terrorism, including ransomware attacks and similar events or disruptions may damage or interrupt computer, broadband or other communications systems and infrastructure at any time. Any of these events could cause system interruption, delays and loss of critical data, and could prevent us from providing access to our marketplaces. While we have backup systems for certain aspects of our operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these events were to occur, it could harm our business, results of operations and financial condition.
Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.
In connection with the audit of our 2022 consolidated financial statements, and as previously described in our Annual Report on Form 10-K for the year ended December 31, 2021 in connection with the audits of our consolidated financial statements in certain prior years, we and our independent registered public accounting firms identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness, as further described in “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our material weakness related to the following control deficiency:
•We did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls and we did not maintain a sufficient complement of accounting personnel to ensure account reconciliations were prepared and reviewed at the appropriate level of precision on a consistent and timely basis.
The deficiency described above, if not remediated, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that this control deficiency constitute a material weakness.
To address our material weakness, we have added accounting and finance personnel and implemented new financial accounting processes. We intend to continue to take steps to remediate the material weakness described above through hiring additional qualified accounting and finance resources and further evolving our accounting and quarterly and annual close processes. We will not be able to fully remediate these control deficiencies until these steps have been completed and have been operating effectively for a sufficient period of time.

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
Our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the internet and e-commerce, such as geo-blocking and other geographically based restrictions, internet advertising and price display, consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, data security, network and information systems security, data protection, privacy and escheatment. As a result, regulatory authorities could prevent or temporarily suspend us from conducting some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our marketplaces, limit marketing methods and capabilities, affect our growth, increase costs or subject us to additional liabilities. In addition, if we were to continue to expand internationally, we would be subject to additional regulation.
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
The resale of secondhand items through our marketplaces is subject to regulation, including by regulatory bodies such as the United States Consumer Product Safety Commission, the Federal Trade Commission, the United States Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We receive our supply of secondhand items from numerous sellers located in all 50 states of the United States, and the items we receive from our sellers may contain materials such as fur, snakeskin and other exotic animal product components, that are subject to regulation. Our standard seller terms and conditions require sellers to comply with applicable laws when sending us their secondhand items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. In addition, while our vendor agreements generally contain a standard indemnification provision, certain vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations which may harm our business. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines.
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

Additionally, supplied secondhand items could be subject to recalls and other remedial actions and product safety, labeling and licensing concerns may require us to voluntarily remove selected secondhand items from our marketplaces. Such recalls or voluntary removal of items can result in, among other things, lost sales, diverted resources, potential harm to our reputation and increased customer service costs and legal expenses, which could have an adverse effect on our results of operations. Some of the secondhand items sold through our marketplaces may expose us to product liability claims and litigation or regulatory action relating to personal injury, environmental or property damage. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States. Travel Act, the USA PATRIOT Act, and are subject to similar anti-corruption and anti-bribery laws to the extent of the international expansion of our operations. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and third-party business partners, representatives and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. Further expansion of our business internationally, including as a result of acquisitions, increases our risks under these laws.
In addition, in the future we may use third parties to operate our marketplaces or otherwise conduct business on our behalf, abroad. We or such future third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third parties, and our employees, business partners, representatives, and agents, even if we do not explicitly authorize such activities. We cannot assure you that all our employees, business partners, representatives, and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
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
None of our employees are currently represented by a union. If our employees decide to form or affiliate with a union, we cannot predict the negative effects such future organizational activities will have on our business and operations. If we were to become subject to work stoppages, we could experience disruption in our operations, including delays in merchandising operations and shipping, and increases in our labor costs, which could harm our business, results of operations and financial condition. In addition, increased inflation rates could adversely affect us by increasing costs, including labor and employee benefit costs without any increase in productivity or sales.

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
In January 2021, we filed an Illinois Worker Adjustment and Retraining Notification Act notice related to our plan to close our Illinois distribution center (DC03) and reduce our workforce. The closure of DC03 could give rise to additional employment law-related claims and litigation, which could harm our business, results of operations and financial condition. In addition, in 2022 we took certain restructuring actions to reduce our workforce and we may become subject to employment claims in connection with such actions.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting and provide an annual management report on the effectiveness of internal controls over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq and we may potentially be subject to sanctions or investigations by the SEC or other regulatory authorities.
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

We could be required to collect additional sales taxes or be subject to other tax liabilities. This could adversely affect our business and results of operations.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. Those enactments could harm our business operations, and our business, results of operations and financial condition. Further, application of income and tax laws is subject to interpretation and existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Although we believe our tax methodologies are compliant, a taxing authority’s final determination in the event of a tax audit could materially differ from our past or current methods for determining and complying with our tax obligations, including the calculation of our tax provisions and accruals. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential buyers and sellers may elect not to use our marketplaces in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our compliance, operating and other costs. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.
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
We have incurred substantial net operating losses (“NOLs”) and generated certain tax credits since inception, which may be used in the future to offset future tax liabilities. The utilization of NOLs and tax credits may be subject to limitations or expire if not utilized before their expiration period. Under the rules of Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by a company. While the Company has experienced an ownership change since its inception, an immaterial amount of NOLs has been limited as of December 31, 2022. Under the Tax Cuts and Jobs Act, the amount of post 2017 NOLs that we are permitted to utilize in any future taxable year is limited to 80% of our taxable income in such year for taxable years beginning after December 31, 2020 and such NOLs may be carried forward indefinitely. Our NOLs may also be subject to limitations under state law.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company and a smaller reporting company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
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
•the last day of the fiscal year in which we have more than $1.235 billion in annual revenue;
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
Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, cash flow from operations, and amounts available under our loan and security agreement with Western Alliance Bank will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity or equity-linked financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our loan and security agreement restricts our ability to incur additional indebtedness, requires us to maintain certain financial covenants and restricts our ability to pay dividends. If we conduct additional debt financing, the terms of such debt financing may be similar or more restrictive. Additionally, there has recently been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such volatility and economic downturns in general could limit our access to capital markets and increase our borrowing costs. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
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
While we were in compliance with our debt covenants as of December 31, 2022, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
Recent increases in interest rates and volatility in the capital markets may increase our borrowing costs and affect our ability to raise additional funds.
We have relied in part on borrowed funds to meet our liquidity needs and fund our operations and may continue to do so in the future. In July 2022, we entered into a Second Amended and Restated Loan and Security Agreement to, among other things, increase our aggregate borrowing ability to $70.0 million, reduce the applicable margin for borrowings under the Term Loan to the prime rate published in The Wall Street Journal plus a margin of 1.25% with a floor of 6.00% and extend the maturity date of our outstanding term loan to July 14, 2027. Continued increases in interest rates will increase the cost of servicing our outstanding indebtedness as well as the cost of any new indebtedness we may incur, including as a result of any future refinancings, and could negatively impact our business, results of operations and financial condition. In addition, uncertainty and volatility in the capital markets and other factors may negatively impact our access to debt and equity financing and such financing may not be available on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
Risks Relating to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile or may decline regardless of our operating performance. You may lose all or part of your investment.
Prior to our IPO, there was no public market for shares of our Class A common stock. The market prices of our Class A common stock and the securities of other newly public companies have been highly volatile. The market price of our Class A common stock has, and may in the future, fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•adverse economic and market conditions, including declines in consumer discretionary spending, currency fluctuations, inflation and geopolitical instability;
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
•other events or factors, including those resulting from war (including Russia’s invasion of Ukraine), incidents of terrorism, pandemics (including the COVID-19 pandemic), elections or responses to these events;
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
Moreover, because of these fluctuations, comparing our results of operations on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or results of operations fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the market price of our Class A common stock could decline. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

The dual-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to our IPO, including our directors, executive officers and their respective affiliates. This ownership will limit or preclude the ability of holders of our Class A common stock to influence corporate matters, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transactions requiring stockholder approval, and that may depress the market price of our Class A common stock.
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, the holders of shares of our Class B common stock collectively owned shares representing approximately 81.3% of the voting power of our outstanding capital stock, and our directors, executive officers and their affiliates beneficially owned in the aggregate 83.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control certain matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock pursuant to a sunset provision in our certificate of incorporation. This concentrated control may limit or preclude the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

If securities or industry analysts do not publish or cease publishing research, or publish inaccurate or unfavorable research, about our business, the market price of our Class A common stock and trading volume could be adversely affected.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts provide coverage of us, or if industry analysts cease coverage of us, the market price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business or our market, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us on a regular basis, demand for our Class A common stock could decrease, which might cause the market price and trading volume of our Class A common stock to decline.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of December 31, 2022, we had outstanding a total of 70,722,701 shares of Class A common stock and 30,809,696 shares of Class B common stock.
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
As of December 31, 2022, we had 17,871,709 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 7,854,822 shares of Class A common stock subject to RSU awards. All of the shares of common stock issuable upon the exercise of stock options, settlement of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.
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
Our issuance of additional capital stock or equity-linked securities in connection with financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, contractors and consultants under our stock incentive plans. We may also raise capital through equity financings or equity-linked financings in the future, such as through convertible debt. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the market price of our Class A common stock to decline.
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

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current board of directors and depress the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws could depress the market price of our Class A common stock by acting to discourage, delay or prevent a change of control or changes in our management that the stockholders of our company may deem advantageous. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:
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
General Risks
We depend on our executive officers and other key personnel, and if we are unable to recruit and retain highly skilled employees or contractors our business could be harmed.
Our success depends largely upon the continued services of our executive officers and other key personnel, including highly skilled employees and contractors. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our founder and Chief Executive Officer, or other executive officers or key personnel could harm our business. In addition, our future success will depend upon our ability to hire for key functions, such as engineering, data science and marketing, as well as distribution center employees. Such efforts will require significant time, expense and attention. Furthermore, oftentimes newly hired employees require significant training and time before they achieve full productivity. We have experienced and could continue to experience higher compensation costs to retain senior management and experienced personnel, including employees and contractors, that may not be offset by improved productivity or increased sales, especially if we experience inflation. A hybrid work environment may also present operational, cybersecurity and workplace culture challenges. If we are unable to continue to successfully attract and retain highly skilled personnel and maintain our corporate culture in a hybrid work environment, our business may be harmed.
Volatility or lack of appreciation in the stock price of our Class A common stock may also affect our ability to attract and retain our executive officers and key personnel. Many of our senior personnel and other key personnel have become, or will soon become, vested in a substantial amount of stock, stock options or restricted stock units (RSUs). Employees and contractors may be more likely to leave us if the shares they own or the shares underlying their RSUs or vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock or the value of the shares they hold or that underlie their RSUs has declined. Further, we expect to continue to grant equity awards to employees, directors, contractors and consultants under our stock incentive plans to retain senior management and experienced personnel. Any such issuances of additional capital stock may cause stockholders to experience additional dilution of their ownership interests.
We believe that a critical contributor to our success has been our corporate culture. If we do not maintain and continue to develop our corporate culture as we grow and evolve, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, it could harm our ability to foster the innovation, craftsmanship, teamwork, curiosity and diversity that we believe we need to support our continued growth, which could negatively affect our ability to retain and recruit personnel who are essential to our future success.
In addition, as a part of restructuring actions, we implemented a variety of cost cutting initiatives and may need to implement additional cost cutting initiatives that may adversely affect our executive team, employees, contractors and business. Such restructuring measures may negatively impact morale and lead to voluntary attrition, and as a result may make it more difficult to attract and retain employees for key roles. These measures may cause or result in disruption of our business, challenges in hiring critical employees and contractors and retaining key technical, operational and sales employees and contractors. Further, as some of our contractors are information technology specialists in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our contractors and our business.

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
We use social media, emails, push notifications and, in the future, will use text messages as part of our omni-channel approach to marketing. As laws and regulations evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to comply with applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, buyers or others. Information concerning us, our buyers, our sellers and the brands available on our marketplaces, whether accurate or not, may be posted on social media platforms at any time and may have an adverse impact on our brand, reputation or business. Any such harm may be immediate without affording us an opportunity for redress or correction and could have an adverse effect on our reputation, business, results of operations, financial condition and prospects.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our corporate headquarters is located in Oakland, California, where we currently lease approximately 24,000 square feet pursuant to a lease agreement that expires in September 2024. We also lease additional corporate facilities in Scottsdale, Arizona and Sofia, Bulgaria.
We lease and operate five distribution centers, in Arizona, Georgia, Pennsylvania, Texas, and Sofia, Bulgaria, at which we receive and process primarily secondhand and resale items from sellers, ship purchases to buyers and receive and process any returns from buyers.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock, is listed on the Nasdaq Global Select Market under the symbol “TDUP” and began trading on March 26, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.
Holders
As of the close of business on February 27, 2023, there were 63 holders of record of our Class A common stock and 26 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividends
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

We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and the Standard and Poor’s Retail Select Index (S&P Retail Select Industry). All values assume a $100 initial investment on March 26, 2021, the date our Class A common stock began trading on the Nasdaq Global Select Market, through December 31, 2022 and data for the Nasdaq Composite and S&P Retail Select Industry over the same period assume reinvestment of dividends. The graph uses the closing market price on March 26, 2021 of $20.00 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Total Shareholder Return
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
3/26/2021
4/26/2021
5/26/2021
6/26/2021
7/26/2021
8/26/2021
9/26/2021
10/26/2021
11/26/2021
12/26/2021
1/26/2022
2/26/2022
3/26/2022
4/26/2022
5/26/2022
6/26/2022
7/26/2022
8/26/2022
9/26/2022
10/26/2022
11/26/2022
12/26/2022
ThredUp Inc.
Nasdaq Composite
S&P Retail Select Industry

	March 26,	December 31,
	2021	2021	2022
ThredUp Inc.	$100.00	$63.80	$6.55
Nasdaq Composite	$100.00	$119.08	$79.66
S&P Retail Select Industry	$100.00	$102.68	$69.24
Recent Sales of Unregistered Securities
None.
Use of Proceeds from Registered Securities
On March 30, 2021, we closed our IPO, in which we sold 13,800,000 shares of our Class A common stock at an offering price of $14.00 per share, including 1,800,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in net proceeds to us of $175.5 million after deducting offering costs, underwriting discounts and commissions of $17.7 million. All of the shares offered, issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-253834), which was declared effective by the SEC on March 25, 2021. There has been no material change in the planned use of proceeds from the IPO as disclosed in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on March 26, 2021.

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
Purchases of Equity Securities by the Issuer
None.
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”).
Overview
thredUP operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire a new generation of consumers to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in February 2022.
thredUP’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The core marketplace we have built in the U.S. enables buyers to browse and purchase resale items for primarily women’s and kids’ apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers love thredUP because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. thredUP’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale.
In addition to our core marketplace, some of the world’s leading brands and retailers are already taking advantage of our RaaS offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and form the backbone of the modern resale experience domestically and internationally.
In 2021, we acquired Remix Global EAD (“Remix”), a fashion resale company based in Sofia, Bulgaria. With this acquisition, we further expanded our reach to European customers, added a complementary operational infrastructure and added an experienced management team to enable our expansion into Europe. In addition, Remix’s product assortment extended our resale offering to include men’s items and items sourced from a variety of supply channels, such as wholesale supply.

Recent Business Developments
Macroeconomic Factors
Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, the prolonged COVID-19 pandemic, global supply chain constraints, and global economic and geopolitical developments have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors contributed to increases in our operating costs during 2022 primarily due to increased transportation costs and wage rates. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We expect some or all of these factors to continue to impact our operations into 2023.
Foreign Currency
During 2022, the U.S. dollar appreciated against major European currencies, including the Bulgarian lev. We believe the strengthening U.S. dollar had a negative impact on our European sales. We are managing the currency risk related to earnings through natural hedges and have offsetting costs relating to operating our business and a regional source of supply. Therefore, changes to exchange rates have not had a significant impact to our consolidated financial results. We continue to monitor our foreign exchange exposure as we grow our business globally. We have not engaged in hedging of foreign currency transactions to date, although we may choose to do so in the future. For further details, please refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report on Form 10-K.
Restructuring
In the second and third quarters of 2022, we restructured certain corporate and managerial functions to improve efficiencies and to reduce overhead costs. In addition, we closed our processing centers in Tennessee and Texas and consolidated their operations into our distribution center in Texas. These activities have, and are expected to, provide future efficiency benefits; however, the actual results may differ.
Overview of 2022 Results
Revenue: Total revenue was $288.4 million, an increase of 14.5% year-over-year.
Gross Profit and Margin: Gross profit totaled $192.3 million, representing an increase of 8.0% year-over-year. Gross margin decreased by 405 basis points to 66.7% from 70.7% year-over-year.
Net Loss Attributable to Common Stockholders: Net loss attributable to common stockholders was $92.3 million, or a negative 32.0% of revenue, for the year ended December 31, 2022 as compared to a net loss attributable to common stockholders of $63.2 million, or a negative 25.1% of revenue, for the same period in 2021.
Non-GAAP Adjusted EBITDA: Non-GAAP Adjusted EBITDA loss was $43.4 million, or a negative 15.0% of revenue, for the year ended December 31, 2022 as compared to a non-GAAP Adjusted EBITDA loss of $36.5 million, or a negative 14.5% of revenue, for the same period in 2021.
Active Buyers and Orders: Active Buyers totaled 1.65 million and Orders totaled 6.51 million in 2022, representing a decline of 2.4% and growth of 22.1%, respectively, compared to the prior year.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Year Ended December 31,
	2022	2021	Change	2021	2020	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,651	1,691	(2.4)%	1,691	1,240	36.4%
Orders	6,507	5,328	22.1%	5,328	3,965	34.4%
Total revenue	$288,379	$251,792	14.5%	$251,792	$186,015	35.4%
Gross profit	$192,338	$178,132	8.0%	$178,132	$128,148	39.0%
Gross margin	66.7%	70.7%		70.7%	68.9%
Net loss attributable to common stockholders	$(92,284)	$(63,176)	46.1%	$(63,176)	$(47,877)	32.0%
Net loss attributable to common stockholders margin	(32.0)%	(25.1)%		(25.1)%	(25.7)%
Non-GAAP Adjusted EBITDA loss(1)	$(43,388)	$(36,506)	18.9%	$(36,506)	$(33,398)	9.3%
Non-GAAP Adjusted EBITDA loss margin	(15.0)%	(14.5)%		(14.5)%	(18.0)%

(1)Adjusted EBITDA is a non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Adjusted EBITDA loss to net loss attributable to common stockholders.
Active Buyers
An Active Buyer is a thredUP buyer who has made at least one purchase in the last twelve months. A thredUP buyer is a customer who has created an account or purchased in our marketplaces, including through our RaaS clients, and is identified by a unique email address. A single person could have multiple thredUP accounts and count as multiple Active Buyers. The number of Active Buyers is a key driver of revenue for our marketplaces.
Orders
Orders means the total number of orders placed by buyers across our marketplaces, including through our RaaS clients, in a given period, net of cancellations. We expect Orders to increase over time.
Non-GAAP Financial Metrics
Non-GAAP Adjusted EBITDA
Non-GAAP Adjusted EBITDA loss means net loss attributable to common stockholders adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, impairment of non-marketable equity investment, restructuring charges, interest expense, acquisition-related expenses, provision for income taxes, change in fair value of convertible preferred stock warrant liability. We use Adjusted EBITDA loss, a non-GAAP metric, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that non-GAAP Adjusted EBITDA loss, when taken collectively with our GAAP results, may be helpful to investors because it provides consistency and comparability with past financial performance and assists in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The following table provides a reconciliation of GAAP net loss attributable to common stockholders to non-GAAP Adjusted EBITDA loss:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
GAAP net loss attributable to common stockholders, as reported	$(92,284)	$(63,176)	$(47,877)
Stock-based compensation expense	26,817	12,959	7,336
Depreciation and amortization	14,033	9,155	5,581
Impairment of non-marketable equity investment	3,750	—	—
Restructuring charges	3,182	—	—
Interest expense	805	2,275	1,305
Acquisition and offering-related expenses	274	1,271	—
Provision for income taxes	35	80	56
Change in fair value of convertible preferred stock warrant liability	—	930	201
Non-GAAP Adjusted EBITDA loss	$(43,388)	$(36,506)	$(33,398)
Presentation
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
Sales, General and Administrative
Sales, general and administrative expense consists of personnel costs for employees involved in general corporate functions, including accounting, finance, tax, legal and people services, and customer service. Sales, general and administrative also includes payment processing fees, professional fees and allocation of corporate facilities and information technology costs such as equipment, depreciation and rent. We expect to increase sales, general and administrative expense as we grow our infrastructure to support operating as a public company and the overall growth in our business. While these expenses may vary from period to period as a percentage of revenue, we expect them to increase in absolute dollars and decrease as a percentage of revenue over the longer term.
Other Expense (Income), Net
Other expense (income), net consists of non-operating income and expenses such as impairments of non-marketable equity investments, claim proceeds for lost shipments, and changes in the fair value of convertible preferred stock warrants.

Financial Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021
Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Consignment revenue	$174,994	$186,114	$(11,120)	(6.0)%
Product revenue	113,385	65,678	47,707	72.6%
Total revenue	$288,379	$251,792	$36,587	14.5%
Consignment revenue as a percentage of total revenue	60.7%	73.9%
Product revenue as a percentage of total revenue	39.3%	26.1%
Total revenue increased $36.6 million, or 14.5%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase was attributable to a 22.1% increase in total Orders mainly due to the inclusion of our European operations beginning October 2021, which increased product revenue by $47.4 million. This was partially offset by a $11.1 million decrease in consignment revenue primarily in our core marketplace.
We experienced slowing revenue and Order growth beginning in June 2022 and continuing into the second half of the year that was attributable to various factors including, but not limited to, general global economic uncertainty, rising interest rates, increased inflation, and weakening consumer discretionary spending, as well as excess inventory at retailers and brands leading to a highly promotional and competitive environment.
Cost of Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$37,015	$41,856	$(4,841)	(11.6)%
Cost of product revenue	59,026	31,804	27,222	85.6%
Total cost of revenue	$96,041	$73,660	$22,381	30.4%
Gross profit	$192,338	$178,132	$14,206	8.0%
Gross margin	66.7%	70.7%
Gross margin was 66.7% and 70.7% for the years ended December 31, 2022 and 2021, respectively, or an unfavorable change of 400 basis points.
The decrease in gross margin for the year ended December 31, 2022 as compared to the same period in 2021 was due to the inclusion of operating results of our European operations from October 2021 onward. Revenue from our European operations is derived from product sales with a lower gross margin. Consignment sales have a higher gross margin than product sales but made up a smaller percentage of total revenue for the year ended December 31, 2022 as compared to the same period in 2021. Revenue for consignment sales is recognized net of seller payouts and cost of items sold, whereas for product sales, seller payouts and cost of items sold are included as a component of cost of revenue.
Cost of Consignment Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$37,015	$41,856	$(4,841)	(11.6)%
Consignment gross margin	78.8%	77.5%
Consignment gross margin was 78.8% and 77.5% for the years ended December 31, 2022 and 2021, respectively, or a favorable change of 130 basis points.

The increase in consignment gross margin for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a favorable impact of outbound shipping as a result of order consolidation of 240 basis points, partially offset by an unfavorable impact of direct labor of 60 basis points and an unfavorable impact of packaging and other costs of 50 basis points.
Cost of Product Revenue

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$59,026	$31,804	$27,222	85.6%
Product gross margin	47.9%	51.6%
Product gross margin was 47.9% and 51.6% for the years ended December 31, 2022 and 2021, or an unfavorable change of 370 basis points.
The decrease in product gross margin for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a net unfavorable impact of 800 basis points from including our European operations from October 2021 onward, which have a lower product gross margin, and an unfavorable impact of direct labor and packaging of 80 basis points, partially offset by a favorable impact of inventory costs of 280 basis points and a favorable impact of outbound shipping of 230 basis points.
Operations, Product and Technology

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Operations, product and technology	$155,642	$128,079	$27,563	21.5%
Operations, product and technology as a percentage of total revenue	54.0%	50.9%
The $27.6 million increase in operations, product and technology expenses for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a $14.3 million increase in personnel-related costs resulting from the inclusion of our European operations from October 2021 onward, increases in employee salaries, wages and stock-based compensation, expenses associated with our distribution network, and restructuring charges; an $8.6 million increase in facilities, technology and other allocated costs resulting from the expansion of our distribution network, the inclusion of our European operations and higher technology and other costs; a $3.5 million increase in inbound shipping; and $1.1 million in amortization of acquired developed technology.
Marketing

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Marketing	$64,369	$63,625	$744	1.2%
Marketing as a percentage of total revenue	22.3%	25.3%
The $0.7 million increase in marketing expenses for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a $4.0 million increase in personnel-related costs related to salaries, stock-based compensation and other expenses resulting from the inclusion of our European operations from October 2021 onward; a $1.3 million increase in facilities, technology and allocated costs; and a $0.3 million increase in professional services; partially offset by a $4.8 million decrease in costs of lead generation, affiliates and partnerships, and advertising.

Sales, General and Administrative

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales, general and administrative	$61,814	$48,814	$13,000	26.6%
Sales, general and administrative as a percentage of total revenue	21.4%	19.4%
The $13.0 million increase in sales, general, and administrative expenses for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to a $13.8 million increase in personnel-related costs related to salaries, stock-based compensation, restructuring, our European operations and other personnel costs; and a $1.0 million increase in facilities, technology and allocated costs; partially offset by a $1.1 million decrease in professional services and $0.7 million of other corporate expenses.
Interest Expense
The $1.5 million decrease in interest expense for the year ended December 31, 2022 as compared to the same period in 2021 was primarily due to an increase in amounts capitalized as part of an asset and reclassified from interest expense.
Other Expense (Income), Net
The $1.9 million of other expense, net for the year ended December 31, 2022 was primarily due to an impairment charge related to our non-marketable equity investment, partially offset by claim proceeds for lost shipments.
The $1.6 million of other income, net for the year ended December 31, 2021 was primarily comprised of claim proceeds for lost shipments, offset by change in preferred stock warrants.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of December 31, 2022, we had cash, cash equivalents and short-term marketable securities of $104.9 million. Additionally, we have a term loan facility (“Term Loan”) under which $38.0 million remained available to be drawn as of December 31, 2022, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 9, Long-Term Debt, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a further discussion on our Term Loan.
We expect operating losses and negative cash flows from operations to continue in the near term as we continue to invest in growing our business and expanding our infrastructure. Our primary use of cash includes operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network and may be accelerated or delayed based on our operating position and business needs. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our short- and long-term capital requirements and we do not anticipate expanding our distribution network to include additional locations in the near term. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including, but not limited to the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will decline significantly in 2023 as we completed the first phase of our new distribution center in Texas. We may seek additional equity or debt financing. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.”

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(52,105)	$(35,019)
Investing activities	8,924	(169,576)
Financing activities	(3,936)	228,960
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(672)	(64)
Net change in cash, cash equivalents and restricted cash	$(47,789)	$24,301

Changes in Cash Flows from Operating Activities
Net cash used in operating activities increased $17.1 million, or 48.8%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase in net cash used in operating activities for the year ended December 31, 2022 was due to $12.5 million of unfavorable changes in operating assets and liabilities and a $4.6 million increase in net loss attributable to common stockholders excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows. The $12.5 million change in operating assets and liabilities was primarily the result of unfavorable changes in seller payable, inventory, accrued and other current liabilities, and accounts payable, partially offset by favorable changes in other current and non-current assets and operating lease liabilities. The $4.6 million increase in net loss attributable to common stockholders excluding non-cash and reconciling items was primarily driven by lower gross margin and higher operating expenses.
Changes in Cash Flows from Investing Activities
Net cash provided by investing activities was $8.9 million for the year ended December 31, 2022 compared to net cash used in investing activities of $169.6 million for the same period in 2021. The decrease in net cash used in investing activities for the year ended December 31, 2022 was primarily due a $174.6 million decrease in net cash used to purchase marketable securities and a $23.6 million decrease in acquisitions, partially offset by a $23.4 million net increase in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities increased $232.9 million, or 101.7%, for the year ended December 31, 2022 as compared to the same period in 2021. The increase in net cash used in financing activities for the year ended December 31, 2022 was primarily due to a $222.2 million decrease in net proceeds from the IPO and secondary offerings in 2021, a $6.6 million increase in net repayments of debt, and a $4.2 million decrease in net proceeds from the exercise of employee stock awards.
Contractual Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2022, the value of our non-cancellable unconditional purchase obligations was $5.7 million. See Note 12, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding our purchase obligations.
For a further discussion on our operating lease commitments and long-term debt as of December 31, 2022, see the sections above as well as Note 8, Leases, and Note 9, Long-Term Debt, to the Consolidated Financial Statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Critical Accounting Policies and Estimates
Use of Estimates
U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ materially from those estimates.
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
Loyalty points and rewards are accounted for as separate performance obligations and accrued as deferred revenue in the amount of the transaction price allocated to the points and rewards. The allocated transaction price is based on the estimated fair value per point, net of breakage. Breakage is estimated based on our historical redemption rates. Revenue is recognized when the loyalty rewards are redeemed or expire.
For gift cards and site credits, we recognize breakage revenue when we determine that the redemption of gift cards and site credits is remote.
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
New Accounting Pronouncements
See discussion under Note 2, Significant Accounting Policies, to the Consolidated Financial Statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for information on new accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $38.0 million and marketable securities of $66.9 million, consisting primarily of money market funds, commercial paper, corporate debt securities, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 6.00%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, our annual interest expense could increase or decrease by approximately $0.3 million, respectively.
Inflation Risk
In recent months, inflation has increased significantly in the U.S. and overseas where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of December 31, 2022, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as an unfavorable foreign currency translation adjustment of $2.4 million during the year ended December 31, 2022, which was recognized in accumulated other comprehensive loss within our consolidated balance sheet.
A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of ThredUp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ThredUp Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 7, 2023
We have served as the Company’s auditor since 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
ThredUp Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ThredUp Inc. and subsidiaries (the Company) as of December 31, 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
We served as the Company’s auditor from 2017 to 2022.
San Francisco, California
March 21, 2022

THREDUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,029	$84,550
Marketable securities	66,902	121,277
Accounts receivable, net	4,669	4,136
Inventory	17,519	9,825
Other current assets	7,076	8,625
Total current assets	134,195	228,413
Operating lease right-of-use assets	46,153	39,340
Property and equipment, net	92,482	55,466
Goodwill	11,592	12,238
Intangible assets	10,499	13,854
Other assets	7,027	11,515
Total assets	$301,948	$360,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,800	$13,336
Accrued and other current liabilities	50,155	45,253
Seller payable	16,166	19,125
Operating lease liabilities, current	6,413	3,931
Current portion of long-term debt	3,879	7,768
Total current liabilities	84,413	89,413
Operating lease liabilities, non-current	48,727	36,997
Long-term debt, net of current portion	25,788	27,559
Other non-current liabilities	3,019	1,123
Total liabilities	161,947	155,092
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of December 31, 2022 and 2021; 101,532 and 98,435 shares issued and outstanding as of December 31, 2022 and 2021, respectively	10	10
Additional paid-in capital	551,852	522,161
Accumulated other comprehensive loss	(4,234)	(1,094)
Accumulated deficit	(407,627)	(315,343)
Total stockholders’ equity	140,001	205,734
Total liabilities and stockholders’ equity	$301,948	$360,826
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Revenue:
Consignment	$174,994	$186,114	$138,096
Product	113,385	65,678	47,919
Total revenue	288,379	251,792	186,015
Cost of revenue:
Consignment	37,015	41,856	34,184
Product	59,026	31,804	23,683
Total cost of revenue	96,041	73,660	57,867
Gross profit	192,338	178,132	128,148
Operating expenses:
Operations, product and technology	155,642	128,079	101,408
Marketing	64,369	63,625	44,765
Sales, general and administrative	61,814	48,814	28,564
Total operating expenses	281,825	240,518	174,737
Operating loss	(89,487)	(62,386)	(46,589)
Interest expense	805	2,275	1,305
Other expense (income), net	1,957	(1,565)	(73)
Loss before provision for income taxes	(92,249)	(63,096)	(47,821)
Provision for income taxes	35	80	56
Net loss attributable to common stockholders	$(92,284)	$(63,176)	$(47,877)
Loss per share attributable to common stockholders, basic and diluted	$(0.92)	$(0.82)	$(4.14)
Weighted-average shares used in computing loss per share attributable to common stockholders, basic and diluted	99,817	77,092	11,565
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net loss attributable to common stockholders	$(92,284)	$(63,176)	$(47,877)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,418)	(729)	—
Unrealized loss on available-for-sale securities	(722)	(365)	—
Total other comprehensive loss	(3,140)	(1,094)	—
Total comprehensive loss attributable to common stockholders	$(95,424)	$(64,270)	$(47,877)
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	(in thousands)		(in thousands)
Balance as of December 31, 2019	65,928	$246,905	10,647	$1	$20,483	$—	$(203,725)	$(183,241)
Issuance of common stock from exercise of stock options			2,243	—	2,170			2,170
Stock-based compensation					7,336			7,336
Series C preferred stock warrant exercise	43	136						—
Net loss attributable to common stockholders							(47,877)	(47,877)
Cumulative effect of accounting change							(565)	(565)
Balance as of December 31, 2020	65,971	247,041	12,890	1	29,989	—	(252,167)	(222,177)
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan			3,646	—	6,249			6,249
Stock-based compensation					13,290			13,290
Shares withheld related to net share settlement			(1)	—	(29)			(29)
Conversion of preferred stock warrants to Class B common stock warrants					1,827			1,827
Preferred stock conversion to Class B common stock	(65,971)	(247,041)	65,971	7	247,034			247,041
Sale of Class A common stock upon initial public offering, net of issuance costs			13,800	1	175,533			175,534
Cashless exercise of common stock warrant			129	—				—
Issuance of Class A common stock upon closing of follow-on offering			2,000	1	45,524			45,525
Acquisition delayed share issuance					2,744			2,744
Net loss attributable to common stockholders							(63,176)	(63,176)
Other comprehensive loss						(1,094)		(1,094)
Balance as of December 31, 2021	—	—	98,435	10	522,161	(1,094)	(315,343)	205,734
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan			3,180	—	2,180			2,180
Stock-based compensation					27,747			27,747
Shares withheld related to net share settlement			(83)	—	(236)			(236)
Net loss attributable to common stockholders							(92,284)	(92,284)
Other comprehensive loss						(3,140)		(3,140)
Balance as of December 31, 2022	—	$—	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net loss attributable to common stockholders	$(92,284)	$(63,176)	$(47,877)
Adjustments to reconcile net loss attributable to common stockholders to net cash used in operating activities:
Depreciation and amortization	14,033	9,155	5,581
Stock-based compensation expense	26,817	12,959	7,336
Reduction in carrying amount of right-of-use assets	6,473	3,985	4,034
Other	5,593	2,342	561
Changes in operating assets and liabilities:
Accounts receivable, net	(530)	(1,189)	229
Inventory	(7,886)	(2,741)	374
Other current and non-current assets	893	(6,326)	32
Accounts payable	(3,985)	871	3,469
Accrued and other current liabilities	1,752	9,251	5,182
Seller payable	(2,945)	5,072	4,407
Operating lease liabilities	924	(3,964)	(3,824)
Other non-current liabilities	(960)	(1,258)	1,391
Net cash used in operating activities	(52,105)	(35,019)	(19,105)
Cash flows from investing activities:
Purchases of marketable securities	(3,475)	(125,217)	—
Maturities of marketable securities	55,650	2,800	—
Purchase of non-marketable equity investment	—	(3,750)	—
Acquisition of business, net of cash acquired	—	(23,581)	—
Purchases of property and equipment	(43,251)	(19,828)	(19,424)
Net cash provided by (used in) investing activities	8,924	(169,576)	(19,424)
Cash flows from financing activities:
Proceeds from debt, net of discount	391	4,625	18,352
Repayment of debt	(6,333)	(4,000)	(1,190)
Proceeds from issuance of Class A common stock, net of underwriting discounts and commissions	—	226,905	—
Payment of costs for the initial public offering and the follow-on offering	—	(4,729)	(1,117)
Proceeds from exercise of stock options and employee stock purchase plan	4,202	6,506	2,170
Tax withholding related to vesting of restricted stock units	(2,196)	(347)	—
Net cash provided by (used in) financing activities	(3,936)	228,960	18,215
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(672)	(64)	—
Net change in cash, cash equivalents and restricted cash	(47,789)	24,301	(20,314)
Cash, cash equivalents and restricted cash, beginning of period	91,840	67,539	87,853
Cash, cash equivalents and restricted cash, end of period	$44,051	$91,840	$67,539
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,058	$2,076	$1,450
Supplemental disclosures of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,677	$3,739	$1,555
Right-of-use assets obtained in exchange for new lease liabilities	$13,384	$19,669	$9,142
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
ThredUp Inc. (“thredUP” or the “Company”) was formed as a corporation in the State of Delaware in January 2009. thredUP operates a large resale platform that enables consumers to buy and sell primarily secondhand apparel, shoes, and accessories.
2. Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Reclassifications
Certain reclassifications were made to the prior period consolidated statements of cash flows to conform to the current period presentation.
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment and intangibles, allowance for sales returns, breakage on loyalty points and rewards and gift cards, valuation of inventory, stock-based compensation, right-of-use assets, goodwill and acquired intangibles, and income taxes. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of significant judgment.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.
Foreign Currency
Generally, the functional currency of the Company’s subsidiaries is the local currency. In accordance with authoritative guidance, assets and liabilities of the Company’s foreign operations are translated from the respective functional currencies into U.S. dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments are reflected as a foreign currency translation adjustment in accumulated other comprehensive loss within the Company’s consolidated balance sheets.

Revenue Recognition
Revenue is recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive for those goods and services. The Company generates the majority of its revenue from its marketplace, which allows its buyers to browse and purchase resale items for women’s and kids’ apparel, shoes and accessories on behalf of sellers. The Company recognizes revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, it satisfies a performance obligation.
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
Consignment Revenue
The Company generates consignment revenue from the sale of secondhand women’s and kids’ apparel, shoes and accessories on behalf of sellers. The Company retains a percentage of the proceeds received as payment for its consignment service. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remain with the seller until transferred to the buyer, which occurs subsequent to purchase of the consigned goods and upon expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where the consignment window expires or returned goods become Company-owned inventory.
Consignment revenue is generally recognized upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is also recognized upon purchase of the consigned good for which the consignment window has already expired and the Company has taken title to the consigned good. Consignment revenue is recognized net of seller payouts, discounts, incentives and returns. Sales tax assessed by governmental authorities is excluded from revenue.
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
Returns
The Company generally has a 14-day return period which may change from time to time and recognizes a returns reserve, based on historical experience, which is recorded in accrued and other current liabilities within the Company’s consolidated balance sheets.
Incentives
Incentives include website discounts, customer credits and loyalty program rewards issued to sellers and buyers. Incentives are treated as a reduction of product revenue and consignment revenue. Revenue treatment for our loyalty program is discussed further below under Deferred Revenue.

Deferred Revenue
Deferred revenue consists primarily of cash collections for product items purchased, but not shipped, and revenue allocated to unredeemed loyalty points. Cash collections for items purchased, but not shipped, are generally recognized as revenue upon shipment. As of December 31, 2022 and 2021, the Company had $4.3 million and $1.7 million, respectively, in deferred revenue for such items, which were recognized shortly after the period end, and are included in accrued and other current liabilities within the Company’s consolidated balance sheets.
The Company has a customer loyalty program that provides customers with rewards that can be applied to future purchases or other incentives. Loyalty points and rewards are accounted for as separate performance obligations and accrued as deferred revenue in the amount of the transaction price allocated to the points and rewards. The allocated transaction price is based on the estimated fair value per point, net of breakage. Breakage is estimated based on the Company’s historical redemption rates. Revenue is recognized when the loyalty rewards are redeemed or expire. As of December 31, 2022 and 2021, the Company had a liability of $3.3 million and $4.0 million, respectively, related to the loyalty program which is included in accrued and other current liabilities within the Company’s consolidated balance sheets. The Company recognized $9.4 million, $13.8 million, and $6.6 million of revenue related to loyalty points during the years ended December 31, 2022, 2021, and 2020, respectively. Revenue allocated to loyalty points is expected to be recognized within one year as loyalty points expire 12 months after issuance.
Revenue by Geographic Area
Revenue is attributed to a geographic area based on the shipped-from location. The following summarizes the Company’s revenue by geographic area:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$240,942	$240,677	$186,015
Others	47,437	11,115	—
Total revenue	$288,379	$251,792	$186,015
Segment Reporting
The Company operates under one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing intangible assets include, but are not limited to, expected future cash flows, which includes consideration of future growth and margins, future changes in technology, brand awareness and discount rates. Fair value estimates are based on the assumptions that management believes to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. After the purchase accounting is finalized, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Loss Per Share Attributable to Common Stockholders
The Company follows the two-class method when computing loss per common share when shares issued meet the definition of participating securities. The two-class method determines loss per share for each class of common stock and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The rights of the Class A common stock and Class B common stock are identical, other than voting rights. The undistributed earnings are allocated on a proportionate basis and the resulting loss per share attributed to common stockholders will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis.
For periods in which the Company reports net losses, diluted loss per share attributable to common stockholders is the same as basic loss per share attributable to common stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Comprehensive Loss
Comprehensive loss is comprised of net loss attributable to common stockholders, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. See Note 10, Common Stock and Stockholders’ Equity (Deficit), for the description and detail of the components of accumulated other comprehensive loss.
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts, commercial paper, and money market funds.
Restricted cash primarily represents letters of credit with financial institutions held as collateral for its facility leases. Restricted cash is classified non-current if the Company expects that the cash will remain restricted for a period greater than one year.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$38,029	$84,550
Restricted cash included in Other current assets	383	560
Restricted cash included in Other assets	5,639	6,730
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$44,051	$91,840
Marketable Securities
The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes the transaction on the trade date. The Company’s marketable securities are classified as available-for-sale in current assets because they represent investments of cash available for current operations. Marketable securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive gain (loss) until realized. The marketable securities are reviewed periodically to identify possible other-than-temporary impairments. Realized gains or losses and other-than-temporary impairments, if any, on available-for sale securities are reported in other income, net as incurred.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company deposits cash at major financial institutions, and at times, such cash may exceed federally insured limits. The credit risk is believed to be minimal due to the financial position of the depository institutions in which those deposits are held. The Company has not experienced any losses on deposits since inception. The Company’s investment policy restricts cash investments to highly liquid, short to intermediate-term, high grade fixed income securities, and as a result, the Company believes its cash equivalents and marketable securities represent minimal credit risk.

As of December 31, 2022 and 2021, there were no customers that represented 10% or more of the Company’s accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2022, 2021, and 2020.
Accounts Receivable, Net
Accounts receivable consists of amounts due from payment processors and trade customers that do not bear interest. The Company records an allowance for doubtful accounts for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for doubtful accounts was immaterial as of December 31, 2022 and 2021.
Inventory
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
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation. Depreciation of furniture, fixtures, and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from one to ten years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.
Maintenance and repairs are charged to expense as incurred, and improvements are capitalized.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the Company’s consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such assets are considered to be impaired, the impairment to be recognized is equal to the excess of the fair value over the carrying amount of the impaired assets. There were no impairments of long-lived assets for the years ended December 31, 2022, 2021, and 2020.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment during the fourth quarter of 2022 and determined that the fair value of its single reporting unit is greater than its carrying value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform the quantitative goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, then a goodwill impairment amount is recorded for the difference. During the years ended December 31, 2022, 2021, and 2020, there were no additions to or impairment of goodwill.
Acquired Intangible Assets
When a business is acquired, a portion of the purchase price is typically allocated to identifiable intangible assets, such as trademark, acquired technology and customer relationships. Fair value of these assets is determined primarily using the income approach, which requires management to project future cash flows and apply an appropriate discount rate. Intangible assets with finite lives are amortized on a straight-line basis over their economic lives ranging from 3 years to 9 years. Estimates are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Incorrect estimates could result in future impairment charges, and those charges could be material to the Company’s results of operations.
Other Investment
In October 2021, the Company made a strategic investment in preferred shares of a privately held online retail company. The Company accounts for its investment in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Upon acquisition, the investment was measured at cost, which represented the then fair value of $3.8 million and was included in other assets within the Company’s consolidated balance sheet as of December 31, 2021. Under ASC 321, the Company can elect to subsequently measure the investments at initial cost, minus impairment and any changes, plus or minus, resulting from observable price in orderly transactions for the identical or a similar investment of the same issuer. This election must be made for each investment separately. Changes in the carrying value of other investment are recognized within the Company’s consolidated statements of operations. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The Company’s assessment includes a review of recent operating results and trends, recent sales and acquisitions of the investee securities and other factors that raise concerns about the investee’s ability to continue as a going concern. If the investment is impaired, an impairment charge is recognized in the amount by which the carrying amount of the investment exceeds the estimated fair value of the investment, with the impairment charge recognized within the Company’s consolidated statements of operations. During the year ended December 31, 2022, the Company recorded an impairment loss of $3.8 million related to its non-marketable equity investment in other expense, net within its consolidated statement of operations.
Asset Retirement Obligations
The Company records asset retirement obligations (“AROs”) for the estimated cost of restoring its automated warehouse facilities to the specific condition required per the terms of its lease agreement, upon termination of the lease. AROs represent the present value of the expected costs and timing of the related obligations incurred. The ARO assets and liabilities are recorded in property and equipment, net within the machinery and equipment line item and other non-current liabilities, respectively, within the Company’s consolidated balance sheets. The Company records accretion expense, which represents the increase in the ARO, over the remaining estimated duration of the lease including renewal periods that are included in the lease term. Accretion expense is recorded in operations, product and technology expense in the consolidated statements of operations using accretion rates based on credit adjusted risk-free interest rates.

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
Seller Payable
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers. These credits may be applied towards purchases from the Company, converted to third-party retailer or thredUP gift cards or redeemed for cash. As of December 31, 2022 and 2021, there was $16.2 million and $19.1 million, respectively, of seller payable within the Company’s consolidated balance sheets.
Gift Cards and Site Credits
The Company sells thredUP gift cards on its e-commerce website. thredUP gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of December 31, 2022 and 2021, $10.9 million and $7.3 million of gift card liability, respectively, was included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $1.0 million, $0.9 million and $0.6 million during the years ended December 31, 2022, 2021, and 2020, respectively.
The Company issues site credits for order refunds. Site credits can be applied towards future charges but may not be converted into cash. Site credits may also be converted to thredUP gift cards after one year at the discretion of the Company. These credits are recognized as revenue when used. As of December 31, 2022 and 2021, $7.2 million and $5.9 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue recognized from the redemption of site credits was $48.4 million, $33.2 million, and $21.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.
We recognize breakage revenue when we determine that the redemption of gift cards and site credits is remote. Breakage on gift cards and site credits was $2.2 million for the year ended December 31, 2022 and was not material for the years ended December 31, 2021 and 2020.

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
Cost of Revenue
Cost of consignment revenue consists of outbound shipping, outbound labor and packaging costs. Cost of product revenue mainly consists of the inventory cost, inbound shipping related to the sold merchandise, outbound shipping, outbound labor, packaging costs and inventory write-downs. The classification of expenses varies across the retail industry. Accordingly, our cost of revenue may not be comparable to those of other companies in the retail industry.
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs include personnel costs, distribution center rent, maintenance and equipment depreciation as well as inbound shipping costs, other than those capitalized in inventory. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate the distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent. Research and development costs related to our technology were approximately $37.6 million, $28.7 million and $20.7 million, during the years ended December 31, 2022, 2021, and 2020, respectively.
Marketing
Marketing costs consist primarily of advertising, public relations expenditures and personnel costs for employees engaged in marketing. Marketing costs also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent.
Advertising and other promotional costs included in marketing within the Company’s consolidated statements of operations are expensed as incurred and were approximately $49.2 million, $54.1 million and $38.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Sales, General and Administrative
Sales, general and administrative expenses consist of personnel costs for employees involved in general corporate functions, including accounting, finance, tax, legal and people services; and customer service. Sales, general and administrative also includes payment processing fees, professional fees and allocation of corporate facilities and information technology costs such as equipment, depreciation and rent.
Stock-Based Compensation
Stock-based compensation costs are based on the fair values on the date of grant for stock unit awards and stock options and on the date of enrollment for the employee stock purchase plan (“ESPP”). The fair values of stock unit awards are based on thredUP’s stock price on the date of grant. The fair values of stock options and ESPP are estimated using the Black-Scholes option-pricing model.

The fair values of equity awards are recognized as compensation expense over the requisite service period or over the period in which the related services are received (generally the vesting period), using the straight-line method. The estimated fair value of equity awards that contain performance conditions is recognized on a graded-vesting basis once the Company has determined that it is probable that performance conditions will be satisfied. The determination of fair value for share-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding subjective variables.
The Company accounts for forfeitures as they occur.
Fair Value Measurements
Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2022 and 2021, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair value due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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
3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of December 31, 2022 and 2021:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,110	$—	$—	$1,110
Commercial paper	—	14,460	—	14,460
Total cash equivalents	1,110	14,460	—	15,570
Marketable securities:
Corporate debt securities	25,488	—	—	25,488
U.S. treasury securities	19,176	—	—	19,176
U.S. government agency bonds	22,238	—	—	22,238
Total marketable securities	66,902	—	—	66,902
Total assets at fair value	$68,012	$14,460	$—	$82,472

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$41,376	$—	$—	$41,376
Commercial paper	—	12,098	—	12,098
Total cash equivalents	41,376	12,098	—	53,474
Marketable securities:
Corporate debt securities	55,921	—	—	55,921
U.S. treasury securities	37,190	—	—	37,190
U.S. government agency bonds	28,166	—	—	28,166
Total marketable securities	121,277	—	—	121,277
Total assets at fair value	$162,653	$12,098	$—	$174,751
The following tables summarize the cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of December 31, 2022 and 2021:

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$25,774	$—	$(286)	$25,488
U.S. treasury securities	19,531	—	(355)	19,176
U.S. government agency bonds	22,679	—	(441)	22,238
Total	$67,984	$—	$(1,082)	$66,902

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$56,098	$—	$(177)	$55,921
U.S. treasury securities	37,286	—	(96)	37,190
U.S. government agency bonds	28,258	—	(92)	28,166
Total	$121,642	$—	$(365)	$121,277
As of December 31, 2022 and 2021, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
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
There were no transfers between levels during the year ended December 31, 2022. As of December 31, 2022, of the $66.9 million carrying amount of marketable securities, all had a contractual maturity date of less than one year.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$55,292	$48,874
Internal-use software	6,917	5,517
Computers and software	7,817	5,336
Leasehold improvements	15,724	4,705
Furniture and fixtures	2,180	856
Construction in progress	36,482	10,740
Total property and equipment, at cost	124,412	76,028
Less: accumulated depreciation and amortization	(31,930)	(20,562)
Property and equipment, net	$92,482	$55,466
Depreciation and amortization expense of property and equipment was $11.5 million, $8.5 million, and $5.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
During the years ended December 31, 2022, 2021, and 2020, the Company capitalized costs associated with internal-use software of $1.7 million, $2.1 million, and $1.4 million, respectively.
5. Acquisitions
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
The Company acquired the business for total cash consideration of $25.6 million and future issuance of 130,597 Class A common shares in 2023 with a fair value of $2.7 million as of the closing date. Revenue of $11.1 million and net loss attributable to common stockholders of $1.2 million from this acquisition have been included in the consolidated statements of operations from the acquisition date through December 31, 2021. The Company incurred $1.1 million in transaction-related costs during the year ended December 31, 2021, which are included within sales, general and administrative expenses.

The assets acquired and liabilities assumed were recognized at fair value as of the date of the acquisition. During 2022, the Company finalized the analysis of the purchase price and no adjustments were made to the assessed fair values. The following table summarizes the final fair values assigned to the assets acquired and liabilities assumed:

October 7, 2021
(in thousands)
Purchase price:
Cash consideration	$25,550
Delayed share issuance	2,744
Total purchase price	$28,294

Assets:
Cash and cash equivalents	$1,860
Accounts receivable	1,150
Inventory	3,657
Intangible assets	14,800
Other assets	786
Total assets	22,253
Liabilities:
Accounts payable	(3,102)
Accrued and other liabilities	(3,356)
Total liabilities	(6,458)
Net assets acquired	15,795
Goodwill	12,499
Total purchase price	$28,294
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

October 7, 2021
(in thousands)
Identifiable intangible assets acquired:
Customer relationships	$5,200
Developed technology	4,900
Trademarks	4,700
Total identifiable intangible assets acquired	$14,800
The Company did not present pro forma and other financial information for the acquisition of Remix, as this was not considered to be a material business combination.

6. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill was $11.6 million and $12.2 million as of December 31, 2022 and 2021, respectively. The decrease in goodwill during the year ended December 31, 2022 was due to foreign currency translation adjustments.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of December 31, 2022 and 2021 were as follows:

		December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,814	$(742)	$4,072
Developed technology	3	4,536	(1,864)	2,672
Trademarks	9	4,351	(596)	3,755
Total		$13,701	$(3,202)	$10,499

		December 31, 2021
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$5,092	$(150)	$4,942
Developed technology	3	4,798	(373)	4,425
Trademarks	9	4,602	(115)	4,487
Total		$14,492	$(638)	$13,854
The changes in the gross carrying amounts were due to foreign currency translation adjustments.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product and technology; sales, general and administrative; and marketing expense, respectively, within the Company’s consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $2.6 million, $0.6 million, and zero for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, the estimated future amortization expense of intangible assets with determinable lives was as follows:

Amount
(in thousands)
2023	$2,597
2024	2,245
2025	1,085
2026	1,085
2027	1,085
Thereafter	2,402
Total	$10,499

7. Balance Sheet Components
Inventories consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Work in process	$2,639	$1,578
Finished goods	14,880	8,247
Total	$17,519	$9,825
Work in process inventory relates to items that are currently undergoing preparation for sale, including itemization, cleaning, and repair.
Accrued and other current liabilities consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Gift card and site credit liabilities	$18,101	$13,223
Accrued vendor liabilities	9,116	6,031
Deferred revenue	7,582	5,878
Accrued compensation	4,993	6,438
Allowance for returns	4,907	6,209
Accrued taxes	4,326	5,728
Accrued other	1,130	1,746
Total	$50,155	$45,253
8. Leases
The Company leases certain office space and distribution centers with lease terms ranging from one to ten years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to ten years. For certain leases, these optional periods have been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is reasonably certain it will exercise the renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2022, maturities of operating lease liabilities were as follows:

Amount(1)
(in thousands)
2023	$9,566
2024	9,103
2025	7,424
2026	7,506
2027	7,173
Thereafter	30,810
Total lease payments	71,582
Less: imputed interest	(16,404)
Less: tenant improvement allowance yet to be received	(38)
Present value of lease liabilities	55,140
Less: current lease liabilities	(6,413)
Non-current lease liabilities	$48,727

(1)Excludes $4.3 million of legally binding minimum lease payments for leases signed but not yet commenced.
Security deposits and letters of credits used to secure the leases were $1.0 million and $6.0 million, respectively, as of December 31, 2022 and $0.8 million and $6.3 million, respectively, as of December 31, 2021.
The components of lease cost are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Lease cost:
Fixed operating lease cost	$8,905	$5,591	$5,568
Short-term lease cost	1,355	7	58
Variable cost(1)	1,467	1,381	1,197
Total lease cost	$11,727	$6,979	$6,823

(1)Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31,
	2022	2021
Weighted-average remaining lease term	8.5 years	8.1 years
Weighted-average discount rate	6.2%	5.9%
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,559	$5,401	$5,365

9. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million to refinance its prior loan and security agreement with Silicon Valley Bank. The Company incurred an immaterial amount of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded on the Company’s consolidated balance sheets and are being amortized over the life of the Term Loan using the effective-interest method.
The Term Loan was subsequently amended several times, with the most recent amendment taking place in July 2022. As amended, the Term Loan matures on July 14, 2027 and provides for an aggregate borrowing amount of up to $70.0 million, which bears interest at the prime rate published in the Wall Street Journal plus a margin of 1.25%, with a floor of 6.00%. The Company incurred an immaterial amount of debt issuance costs in connection with the amendment. For accounting purposes, pursuant to FASB ASC Topic 470, Debt, this transaction was accounted for as a modification of the Term Loan. The debt issuance costs were recognized in interest expense within the Company’s consolidated statement of operations during the third quarter of 2022.
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of December 31, 2022 and 2021, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is also permitted to make voluntary prepayments without penalty or premium at any time.
As of December 31, 2022 and 2021, the effective interest rate for borrowings under the Term Loan was 9.70% and 6.65%, respectively.
During the year ended December 31, 2022, the Company borrowed an aggregate amount of $0.7 million under the Term Loan and repaid a total of $6.3 million on amounts outstanding under the Term Loan. During the year ended December 31, 2021, the Company borrowed an aggregate amount of $5.0 million under the Term Loan and repaid a total of $4.0 million on amounts outstanding under the Term Loan. During the year ended December 31, 2020, the Company borrowed an aggregate amount of $18.6 million under the Term Loan and repaid a total of $1.2 million on amounts outstanding under the Term Loan. As of December 31, 2022 and 2021, the amount outstanding under the Term Loan was $30.3 million and $36.0 million, respectively.
During the years ended December 31, 2022, 2021, and 2020, the Company incurred $2.4 million, $2.5 million, and $1.7 million, respectively, of interest cost relating to the Term Loan, of which $1.6 million, $0.3 million, and $0.4 million, respectively, was capitalized as part of an asset.
As of December 31, 2022, annual scheduled principal payments of the Term Loan were as follows:

Amount
(in thousands)
2023	$4,000
2024	4,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	30,333
Less: unamortized debt discount	(666)
Less: current portion of long-term debt	(3,879)
Non-current portion of long-term debt	$25,788

10. Common Stock and Stockholders’ Equity (Deficit)
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
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of December 31, 2022 and 2021:

	December 31, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	70,723
Class B common stock	120,000	30,809
Total	1,120,000	101,532

	December 31, 2021
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	57,779
Class B common stock	120,000	40,656
Total	1,120,000	98,435

Accumulated Other Comprehensive Loss
The following table summarizes changes in accumulated other comprehensive loss by component during the years ended December 31, 2022 and 2021:

	Change in Accumulated Other Comprehensive Loss by Component
	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Total
	(in thousands)
Balance as of December 31, 2020	$—	$—	$—
Other comprehensive loss before reclassifications	(729)	(365)	(1,094)
Amounts reclassified from accumulated other comprehensive loss to income	—	—	—
Total other comprehensive loss, net of reclassifications	(729)	(365)	(1,094)
Balance as of December 31, 2021	(729)	(365)	(1,094)
Other comprehensive loss before reclassifications	(2,418)	(722)	(3,140)
Amounts reclassified from accumulated other comprehensive loss to income	—	—	—
Total other comprehensive loss, net of reclassifications	(2,418)	(722)	$(3,140)
Balance as of December 31, 2022	$(3,147)	$(1,087)	$(4,234)
11. Stock-Based Compensation
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
IPO Options Under the 2010 Plan
In August 2020, the Company’s board of directors approved stock options for 3,588,535 common shares to be granted to certain officers and employees with an exercise price of $2.05 per share. 50% of the options granted vest over a four-year period commencing on the effective date of the IPO. The remaining 50% of the options granted vest over a four-year period commencing on the one-year anniversary of the IPO. As these stock options vest upon the satisfaction of both a time-based condition and a performance condition, the fair value of these stock options of $6.7 million, in aggregate, is being recognized as compensation expense over the requisite service period using the accelerated attribution method. During the years ended December 31, 2022 and 2021, compensation expense related to stock options subject to these performance conditions was $1.2 million and $3.2 million, respectively.
2021 Stock Option and Incentive Plan
In February 2021, in connection with the IPO, the Company’s board of directors adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”) to replace the 2010 Plan, which was subsequently approved by the Company’s stockholders in March 2021. The 2021 Plan became effective on March 24, 2021.

Stock option activity under the 2010 Plan, as amended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2021	19,440	$2.06	6.29 years	$208,042
Granted	—	$—
Exercised	(635)	$2.18
Forfeited or expired	(933)	$3.48
Outstanding as of December 31, 2022	17,872	$1.97	5.20 years	$1,442
Exercisable as of December 31, 2022	14,280	$1.90	4.66 years	$1,442
The aggregated intrinsic value represents the difference between the exercise price and the fair value of common stock. The aggregate intrinsic value of all options exercised was $2.5 million, $53.8 million and $2.9 million during the years ended December 31, 2022, 2021, and 2020, respectively. The weighted average grant date fair value of options granted was zero, $6.66 and $1.72 during the years ended December 31, 2022, 2021, and 2020, respectively.
The Company records stock-based awards at fair value as of the grant date, using the Black Scholes option pricing model. The fair value of stock options granted were estimated using the following range of assumptions:

Year Ended December 31,
	2021	2020
Expected term (in years)	5.00 - 10.00	5.00 - 10.00
Expected volatility	59.4% - 61.8%	46.9% - 54.9%
Average risk-free rate	0.44% - 1.10%	0.28% - 1.55%
Dividend yield	—	—
Each of these inputs is subjective and generally requires significant judgment:
•Fair Value of Common Stock — Historically, for all periods prior to the IPO in March 2021, the fair value of the shares of common stock has historically been determined by the Company’s board of directors as there was no public market for the common stock. The board of directors determined the fair value of our common stock by considering a number of objective and subjective factors, including: the valuation of comparable companies, sales of preferred stock to unrelated third parties, our operating and financial performance, the lack of liquidity of common stock and general and industry specific economic outlook, amongst other factors. After the completion of the IPO in March 2021, the fair value of each share of underlying common stock is based on the closing price of the Company’s common stock as reported on the date of grant on the Nasdaq Global Select Market.
•Expected Term — The expected term represents the period that the Company’s stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term) as the Company has concluded that its stock option exercise history does not provide a reasonable basis upon which to estimate expected term.
•Volatility — Because the Company does not have sufficient trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly-traded companies, over a period equal to the expected term of the stock option grants.
•Risk-Free Rate — The risk-free rate assumption is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.
•Dividends — The Company has never paid dividends on its common stock and does not anticipate paying dividends on common stock. Therefore, the Company uses an expected dividend yield of zero.

Employee Stock Purchase Plan
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by stockholders in March 2021. The ESPP became effective on March 24, 2021, and the first offering period began on March 25, 2021. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share either at the beginning of that offering period or on the applicable exercise date, whichever is less. Purchases are made on a semi-annual basis.
During the years ended December 31, 2022 and 2021, compensation expense related to ESPP was not material.
Restricted Stock Units
The Company issues service-based and performance-based RSUs to employees. The RSUs automatically convert to shares of the Company’s Class A common stock on a one-for-one basis as the awards vest. RSUs granted to newly hired employees typically vest in equal quarterly installments over 3 or 4 years, provided that the initial vest occurs after a 1-year cliff. Such grants commence vesting as of the nearest scheduled quarterly vesting date from the date of grant. Generally, performance conditions include targets for revenue, gross profit, and EBITDA. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.
The following table summarizes RSU activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2021	1,271	$18.81
Granted	10,317	$7.03
Vested	(2,226)	$9.08
Forfeited	(1,507)	$8.81
Outstanding and nonvested as of December 31, 2022	7,855	$8.01
Stock-based Compensation
The following table provides information about stock-based compensation expense by financial statement line item:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operations, product and technology	$10,035	$4,241	$3,739
Marketing	3,144	1,405	1,067
Sales, general and administrative	13,638	7,313	2,530
Total stock-based compensation expense	$26,817	$12,959	$7,336
As of December 31, 2022, there was $4.9 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 1.27 years.
As of December 31, 2022, the Company had $58.7 million unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 3.07 years. The total fair value of RSUs that vested during the years ended December 31, 2022 and 2021 was $20.2 million and $1.7 million, respectively.

12. Commitments and Contingencies
Noncancellable Purchase Commitments
As of December 31, 2022, the Company has non-cancelable contractual commitments of $5.7 million for software and other services in the ordinary course of business with varying expiration terms through 2025. The future minimum payments under these arrangements were as follows:

Amount
(in thousands)
2023	$2,379
2024	2,161
2025	1,184
2026	—
2027	—
Thereafter	—
Total future minimum payments	5,724
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
13. Retirement Plan
In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to substantially all employees who meet the minimum age and length of service requirements. The Company did not make any contributions to this plan during the years ended December 31, 2022, 2021, and 2020.
14. Income Taxes
The components of loss before provision for income taxes were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Domestic	$(80,648)	$(61,862)	$(47,821)
Foreign	(11,601)	(1,234)	—
Total	$(92,249)	$(63,096)	$(47,821)
The Company had no federal or foreign provision for income taxes as the Company has incurred operating losses since inception. The Company’s state tax provision, which was current, was $35,000, $80,000 and $56,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company’s effective tax rate, as a percentage of pretax income, differs from the statutory federal rate primarily due to the valuation allowance that the Company records on its deferred tax assets as management believes it is more likely than not that the deferred tax assets will not be fully realized.

The reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Tax expense at United States statutory rate	$(19,372)	$(13,250)	$(10,042)
Increase (decrease) in tax resulting from:
State taxes, net of federal effect	27	63	42
Non-deductible and other expenses	120	382	165
Foreign tax rate differential	2,436	259	—
Stock-based compensation	2,930	(3,086)	1,077
Change in valuation allowance	13,894	15,712	8,814
Total	$35	$80	$56
The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Accruals and reserves	$3,250	$2,043
Inventory and deferred revenue	1,324	770
Capitalized research and development costs	6,247	—
Stock compensation	2,939	2,128
Other	2,348	1,417
Net operating loss carryforwards	83,646	75,804
Gross deferred tax assets	99,754	82,162
Less: valuation allowance	(92,810)	(75,348)
Total deferred tax assets	6,944	6,814
Deferred tax liabilities:
Fixed assets	5,575	4,876
Intangibles	1,369	1,938
Total deferred tax liabilities	6,944	6,814
Total net deferred tax assets	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Net deferred tax assets consist primarily of net operating loss carryforwards of approximately $83.6 million and $75.8 million as of December 31, 2022 and 2021, respectively, related to U.S. federal, state, and foreign taxes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company held valuation allowances against its deferred tax assets due to the uncertainty of realizing future benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $17.5 million, $18.8 million, and $10.5 million during the years ended December 31, 2022, 2021, and 2020, respectively.
U.S. federal, state, and foreign net operating loss carryforwards of approximately $327.4 million, $231.3 million and $12.9 million, respectively, for income tax purposes are available to offset future taxable income as of December 31, 2022. $219.1 million of the U.S. federal net operating losses can be carried forward indefinitely and are available to offset 80% of future taxable income. If not used, these federal carryforwards will begin to expire in varying amounts beginning in 2030. Foreign net operating losses can be carried forward for a period of 5 years.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the limitation and/or expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities when the Company becomes taxable for federal or state purposes. While the Company has experienced an ownership change since its inception, an immaterial amount of net operating losses or tax credits has been limited as of December 31, 2022.
The Company had no uncertain tax positions as of December 31, 2022 and 2021.
The Company’s tax years 2010 through current will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss credits. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.
15. Loss Per Share Attributable to Common Stockholders
The following participating securities have been excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive:

	December 31,
	2022	2021	2020
	(in thousands)
Outstanding stock options	17,872	19,440	22,775
Convertible preferred stock	—	—	65,971
Outstanding convertible preferred stock warrants	—	—	149
Restricted stock units	7,855	1,271	—
Employee stock purchase plan	77	17	—
Delayed share issuance related to acquisition	130	130	—
Total	25,934	20,858	88,895

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
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
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has put in place processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2022, and as previously described in our Annual Report on Form 10-K for the year ended December 31, 2021 in connection with the audits of our consolidated financial statements in certain prior years, we and our independent registered public accounting firms identified certain control deficiencies in the design and implementation of our internal control over financial reporting that, in the aggregate, constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
Our material weakness related to the following control deficiency:
•We did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls and we did not maintain a sufficient complement of accounting personnel to ensure account reconciliations were prepared and reviewed at the appropriate level of precision on a consistent and timely basis.
The deficiency described above, if not remediated, could result in a misstatement of one or more account balances or disclosures in our annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that this control deficiency constitutes a material weakness.
Remediation Plans
To address our material weakness, we have added accounting and finance personnel and implemented new financial accounting processes, controls, and systems. We are continuing to take steps to remediate the material weakness described above through hiring additional qualified accounting and finance resources and further evolving our accounting and close processes. We will not be able to fully remediate this control deficiency until these steps have been completed and the controls have been operating effectively for a sufficient period of time.

Changes in Internal Control over Financial Reporting
We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as described above, there was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Annual Report on Internal Control over Financial Reporting
Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that due to the material weakness described above, our internal control over financial reporting was not effective as of December 31, 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption for emerging growth companies pursuant to Section 404 of the Sarbanes-Oxley Act.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.
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
Item 11.    Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.
Item 14.    Principal Accountant Fees and Services
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2022.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:
1.Financial Statements. The financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this document are filed as part of this Annual Report on Form 10‑K.
2.Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.
3.Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.
(b)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-253834	3.2	3/3/2021
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023.	8-K	001-40249	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-253834	4.1	3/3/2021
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40249	4.2	3/22/2022
4.3	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-253834	4.2	3/3/2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253834	10.1	3/3/2021
10.2#	Second Amended and Restated 2010 Stock Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-253834	10.2	3/3/2021
10.3#	2021 Stock Option and Incentive Plan and forms of agreements thereunder.	S-1/A	333-253834	10.3	3/17/2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-253834	10.4	3/17/2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-253834	10.5	3/3/2021
10.6#	Executive Severance Plan.	S-1	333-253834	10.6	3/3/2021
10.7#	Non-Employee Director Compensation Policy.	S-1	333-253834	10.7	3/3/2021
10.8#	Terms and Conditions of the Registrant’s Fiscal Year 2021 Incentive Compensation Targets.	S-1	333-253834	10.8	3/3/2021
10.9#	Offer Letter between the Registrant and Anthony Marino, dated August 5, 2013.	S-1	333-253834	10.9	3/3/2021
10.10#	Offer Letter between the Registrant and Sean Sobers, dated September 30, 2019.	S-1	333-253834	10.10	3/3/2021
10.11#	Offer Letter between the Registrant and Chris Homer, dated July 1, 2010.	10-K	001-40249	10.11	3/22/2022
10.12#	Board Member Agreement between the Registrant and Mandy Ginsberg, dated December 3, 2020.	S-1	333-253834	10.11	3/3/2021
10.13#	Board Member Agreement between the Registrant and Marcie Vu, dated February 11, 2021.	S-1	333-253834	10.12	3/3/2021
10.14^	Amended and Restated Loan and Security Agreement, dated February 3, 2021, by and between the Registrant and Western Alliance Bank.	S-1/A	333-253834	10.14	3/17/2021

10.15	First Amendment to Amended and Restated Loan and Security Agreement, dated as of May 14, 2021, by and among ThredUp Inc., ThredUp CF LLC, ThredUp Intermediary Holdings LLC, Knitwit GC LLC, and Western Alliance Bank.	8-K	001-40249	10.10	5/18/2021
10.16	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 3, 2021, by and among ThredUp Inc., ThredUp CF LLC, ThredUp Intermediary Holdings LLC, Knitwit GC LLC, and Western Alliance Bank.	10-K	001-40249	10.16	3/22/2022
10.17†^	Second Amended and Restated Loan and Security Agreement dated as of July 14, 2022, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC, Knitwit GC LLC, the lenders from time to time party thereto, and Western Alliance Bank, as agent	8-K	001-40249	10.1	7/20/2022
16.1	Letter Re Change in Certifying Accountant — KPMG LLP dated September 6, 2022	8-K	001-40249	16.1	9/6/2022
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP	Filed herewith
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

# Indicates management contract or compensatory plan, contract or agreement.
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
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: March 7, 2023

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sean Sobers and Alon Rotem, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES REINHART	Chief Executive Officer	March 7, 2023
James Reinhart	(Principal Executive Officer and Director)

/s/ SEAN SOBERS	Chief Financial Officer	March 7, 2023
Sean Sobers	(Principal Financial and Accounting Officer)

/s/ IAN FRIEDMAN	Director	March 7, 2023
Ian Friedman

/s/ MANDY GINSBERG	Director	March 7, 2023
Mandy Ginsberg

/s/ TIMOTHY HALEY	Director	March 7, 2023
Timothy Haley

/s/ JACK LAZAR	Director	March 7, 2023
Jack Lazar

/s/ PATRICIA NAKACHE	Director	March 7, 2023
Patricia Nakache

/s/ DAN NOVA	Director	March 7, 2023
Dan Nova

/s/ CORETHA RUSHING	Director	March 7, 2023
Coretha Rushing

/s/ PAULA SUTTER	Director	March 7, 2023
Paula Sutter

/s/ MARCIE VU	Director	March 7, 2023
Marcie Vu