Form 10-Q
period 2023-03-31
ThredUp Inc.
filed 2023-05-09
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 72,605,495 shares of Class A common stock and 30,484,786 shares of Class B common stock outstanding as of May 2, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2023	December 31, 2022
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,739	$38,029
Marketable securities	42,733	66,902
Accounts receivable, net	4,232	4,669
Inventory	20,933	17,519
Other current assets	6,338	7,076
Total current assets	124,975	134,195
Operating lease right-of-use assets	45,180	46,153
Property and equipment, net	95,806	92,482
Goodwill	11,805	11,592
Intangible assets	10,044	10,499
Other assets	6,960	7,027
Total assets	$294,770	$301,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,747	$7,800
Accrued and other current liabilities	47,976	50,155
Seller payable	17,868	16,166
Operating lease liabilities, current	5,792	6,413
Current portion of long-term debt	3,882	3,879
Total current liabilities	88,265	84,413
Operating lease liabilities, non-current	47,521	48,727
Long-term debt, net of current portion	24,831	25,788
Other non-current liabilities	3,066	3,019
Total liabilities	163,683	161,947
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of March 31, 2023 and December 31, 2022; 102,836 and 101,532 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Additional paid-in capital	561,577	551,852
Accumulated other comprehensive loss	(3,080)	(4,234)
Accumulated deficit	(427,420)	(407,627)
Total stockholders’ equity	131,087	140,001
Total liabilities and stockholders’ equity	$294,770	$301,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share amounts)
Revenue:
Consignment	$46,479	$47,435
Product	29,443	25,260
Total revenue	75,922	72,695
Cost of revenue:
Consignment	9,220	10,049
Product	15,609	12,418
Total cost of revenue	24,829	22,467
Gross profit	51,093	50,228
Operating expenses:
Operations, product, and technology	38,347	39,161
Marketing	16,870	16,978
Sales, general, and administrative	16,059	14,664
Total operating expenses	71,276	70,803
Operating loss	(20,183)	(20,575)
Interest expense	77	423
Other income, net	(476)	(303)
Loss before provision for income taxes	(19,784)	(20,695)
Provision for income taxes	9	13
Net loss	$(19,793)	$(20,708)
Loss per share, basic and diluted	$(0.19)	$(0.21)
Weighted-average shares used in computing loss per share, basic and diluted	101,984	98,624
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net loss	$(19,793)	$(20,708)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	544	(708)
Unrealized gain (loss) on available-for-sale securities	610	(1,002)
Total other comprehensive income (loss)	1,154	(1,710)
Total comprehensive loss	$(18,639)	$(22,418)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2022	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
Issuance of common stock from exercise of stock options and restricted stock units	1,484	—	275			275
Stock-based compensation			9,720			9,720
Shares withheld related to net share settlement	(180)	—	(270)			(270)
Net income					(19,793)	(19,793)
Other comprehensive income				1,154		1,154
Balance as of March 31, 2023	102,836	10	561,577	(3,080)	(427,420)	131,087

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2021	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
Issuance of common stock from exercise of stock options and restricted stock units	507	—	754			754
Stock-based compensation			3,618			3,618
Net income					(20,708)	(20,708)
Other comprehensive loss				(1,710)		(1,710)
Balance as of March 31, 2022	98,942	10	526,533	(2,804)	(336,051)	187,688
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(19,793)	$(20,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,681	3,271
Stock-based compensation expense	9,391	3,523
Reduction in carrying amount of right-of-use assets	1,207	1,398
Other	41	481
Changes in operating assets and liabilities:
Accounts receivable, net	1,010	1,143
Inventory	(3,157)	(2,313)
Other current and non-current assets	22	(2,162)
Accounts payable	4,102	1,601
Accrued and other current liabilities	(1,851)	4,912
Seller payable	1,696	1,521
Operating lease liabilities	(2,062)	539
Other non-current liabilities	1,255	115
Net cash used in operating activities	(4,458)	(6,679)
Cash flows from investing activities:
Maturities of marketable securities	24,579	4,726
Purchases of property and equipment	(5,679)	(12,638)
Net cash provided by (used in) investing activities	18,900	(7,912)
Cash flows from financing activities:
Repayment of debt	(1,000)	(2,000)
Proceeds from exercise of stock options and employee stock purchase plan	446	965
Payment of withholding taxes on stock-based awards	(638)	(156)
Net cash used in financing activities	(1,192)	(1,191)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(540)	(172)
Net change in cash, cash equivalents, and restricted cash	12,710	(15,954)
Cash, cash equivalents, and restricted cash, beginning of period	44,051	91,840
Cash, cash equivalents, and restricted cash, end of period	$56,761	$75,886
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
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment and intangibles, allowance for sales returns, breakage on loyalty points and rewards and gift cards, valuation of inventory, stock-based compensation, right-of-use assets, goodwill and acquired intangibles, and income taxes.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2023, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”).
Reclassifications
Certain reclassifications were made to the prior period condensed consolidated statement of cash flows to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company’s condensed consolidated financial statements.
Revenue from Loyalty Reward Redemption and Expiration
As of March 31, 2023 and December 31, 2022, the Company had a liability of $3.3 million and $3.3 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption of $2.1 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively.

Gift Cards and Site Credits
The Company sells thredUP gift cards on its e-commerce website. thredUP gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of March 31, 2023 and December 31, 2022, $10.8 million and $10.9 million of gift card liability, respectively, was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.
The Company issues site credits for order refunds. Site credits can be applied toward future charges but may not be converted into cash. Site credits may also be converted to thredUP gift cards after one year at the discretion of the Company. These credits are recognized as revenue when used. As of March 31, 2023 and December 31, 2022, $6.3 million and $7.2 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $9.4 million and $11.0 million for the three months ended March 31, 2023 and 2022, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards and site credits is remote. Breakage was not material for the three months ended March 31, 2023 and 2022.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$50,739	$38,029
Restricted cash included in Other current assets	475	383
Restricted cash included in Other assets	5,547	5,639
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$56,761	$44,051
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of March 31, 2023 and December 31, 2022.

3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,052	$—	$—	$10,052
Commercial paper	—	21,062	—	21,062
U.S. government agency discount notes	2,992	—	—	2,992
Total cash equivalents	13,044	21,062	—	34,106
Marketable securities:
Corporate debt securities	13,505	—	—	13,505
U.S. treasury securities	12,322	—	—	12,322
U.S. government agency bonds	16,906	—	—	16,906
Total marketable securities	42,733	—	—	42,733
Total assets at fair value	$55,777	$21,062	$—	$76,839

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,110	$—	$—	$1,110
Commercial paper	—	14,460	—	14,460
Total cash equivalents	1,110	14,460	—	15,570
Marketable securities:
Corporate debt securities	25,488	—	—	25,488
U.S. treasury securities	19,176	—	—	19,176
U.S. government agency bonds	22,238	—	—	22,238
Total marketable securities	66,902	—	—	66,902
Total assets at fair value	$68,012	$14,460	$—	$82,472
The following tables summarize the cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$13,568	$—	$(63)	$13,505
U.S. treasury securities	12,501	—	(179)	12,322
U.S. government agency bonds	17,138	—	(232)	16,906
Total	$43,207	$—	$(474)	$42,733

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$25,774	$—	$(286)	$25,488
U.S. treasury securities	19,531	—	(355)	19,176
U.S. government agency bonds	22,679	—	(441)	22,238
Total	$67,984	$—	$(1,082)	$66,902
As of March 31, 2023 and December 31, 2022, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three months ended March 31, 2023 and 2022, the Company did not recognize any losses on its marketable securities due to credit-related factors.
The Company’s money market funds, corporate debt securities, U.S. treasury securities, U.S. government agency bonds, and U.S. government agency discount notes were valued using Level 1 inputs because they are valued using quoted prices in active markets.
The Company’s commercial paper is valued using Level 2 inputs because it is valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
There were no transfers between levels during the three months ended March 31, 2023. As of March 31, 2023, all of the $42.7 million carrying amount of marketable securities, all had a contractual maturity date of less than one year.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Property and equipment	$130,819	$124,412
Less: accumulated depreciation and amortization	(35,013)	(31,930)
Property and equipment, net	$95,806	$92,482
Depreciation and amortization expense of property and equipment was $3.0 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively.
5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $11.8 million and $11.6 million as of March 31, 2023 and December 31, 2022, respectively. The increase in goodwill during the three months ended March 31, 2023 was due to foreign currency translation adjustments.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of March 31, 2023 and December 31, 2022 were as follows:

		March 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,902	$(907)	$3,995
Developed technology	3	4,619	(2,278)	2,341
Trademarks	9	4,436	(728)	3,708
Total		$13,957	$(3,913)	$10,044

		December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,814	$(742)	$4,072
Developed technology	3	4,536	(1,864)	2,672
Trademarks	9	4,351	(596)	3,755
Total		$13,701	$(3,202)	$10,499
The changes in the gross carrying amounts were due to foreign currency translation adjustments.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product, and technology; sales, general, and administrative; and marketing expense, respectively, within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.6 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.
6. Balance Sheet Components
Inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Work in process	$2,432	$2,639
Finished goods	18,501	14,880
Total	$20,933	$17,519
Work in process inventory relates to items that are currently undergoing preparation for sale, including itemization, cleaning, and repair.
Accrued and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Gift card and site credit liabilities	$17,093	$18,101
Accrued vendor liabilities	8,936	9,116
Deferred revenue	6,398	7,582
Accrued compensation	4,459	4,993
Allowance for returns	4,779	4,907
Accrued taxes	4,195	4,326
Accrued other	2,116	1,130
Total	$47,976	$50,155

7. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million. The Company incurred an immaterial amount of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded on the Company’s condensed consolidated balance sheets and are being amortized over the life of the Term Loan using the effective-interest method.
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of March 31, 2023 and December 31, 2022, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is also permitted to make voluntary prepayments without penalty or premium at any time.
As of March 31, 2023 and December 31, 2022, the effective interest rate for borrowings under the Term Loan was 10.22% and 9.70%, respectively.
During the three months ended March 31, 2023, the Company did not make any borrowings under the Term Loan and repaid a total of $1.0 million on amounts outstanding under the Term Loan. During the three months ended March 31, 2022, the Company did not make any borrowings under the Term Loan and repaid a total of $2.0 million on amounts outstanding under the Term Loan. As of March 31, 2023 and December 31, 2022, the amount outstanding under the Term Loan was $29.3 million and $30.3 million, respectively.
During the three months ended March 31, 2023 and 2022, the Company incurred $0.7 million and $0.6 million, respectively, of interest costs relating to the Term Loan, of which $0.6 million and $0.1 million, respectively, was capitalized as part of an asset.
As of March 31, 2023, annual scheduled principal payments of the Term Loan were as follows:

Amount
(in thousands)
2023	$3,000
2024	4,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	29,333
Less: unamortized debt discount	(620)
Less: current portion of long-term debt	(3,882)
Non-current portion of long-term debt	$24,831
8. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.

The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	72,351
Class B common stock	120,000	30,485
Total	1,120,000	102,836

	December 31, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	70,723
Class B common stock	120,000	30,809
Total	1,120,000	101,532
Accumulated Other Comprehensive Loss
The following table summarizes changes in accumulated other comprehensive loss by component during the three months ended March 31, 2023 and 2022:

	Change in Accumulated Other Comprehensive Loss by Component
	Three Months Ended
	March 31, 2023			March 31, 2022
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-For-Sale Securities	Total	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Securities	Total
	(in thousands)
Beginning balance	$(3,147)	$(1,087)	$(4,234)	$(729)	$(365)	$(1,094)
Other comprehensive income (loss) before reclassifications	544	610	1,154	(708)	(1,002)	(1,710)
Amounts reclassified from accumulated other comprehensive loss to income	—	—	—	—	—	—
Total other comprehensive income (loss), net of reclassifications	544	610	1,154	(708)	(1,002)	(1,710)
Ending balance	$(2,603)	$(477)	$(3,080)	$(1,437)	$(1,367)	$(2,804)
9. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 11, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2022 10-K. During the three months ended March 31, 2023, the Company granted restricted stock units subject to service conditions.

The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2023	March 31, 2022

Operations, product, and technology	$3,671	$1,392
Marketing	1,205	333
Sales, general, and administrative	4,515	1,798
Total stock-based compensation expense	$9,391	$3,523
During the three months ended March 31, 2023, the Company modified the vesting schedule of substantially all restricted stock unit awards outstanding as of December 31, 2022 from 4 years to 3 years and recognized compensation expense of $2.4 million related to the acceleration of the vesting schedule. As of March 31, 2023, the total unrecognized compensation cost related to all nonvested stock options was $3.1 million and the related weighted-average period over which it is expected to be recognized was approximately 1.27 years. As of March 31, 2023, the total unrecognized compensation cost related to all nonvested restricted stock units was $64.0 million and the related weighted-average period over which it is expected to be recognized was approximately 2.36 years.
The following table summarizes the activities for all stock options under the Company’s share-based compensation plans for the three months ended March 31, 2023:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2022	17,872	$1.97	5.20 years	$1,442
Granted	—	$—
Exercised	(178)	$1.48
Forfeited or expired	(126)	$3.61
Outstanding as of March 31, 2023	17,568	$1.96	4.98 years	$11,622
Exercisable as of March 31, 2023	14,787	$1.91	4.55 years	$10,351

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no options granted during the three months ended March 31, 2023 and 2022. The total intrinsic value of stock options exercised during the three months ended March 31, 2023 and 2022 was $0.1 million and $2.1 million, respectively.
The following table summarizes the activities for all restricted stock units under the Company’s share-based compensation plans for the three months ended March 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022	7,855	$8.01
Granted	8,310	$1.78
Vested	(1,383)	$5.79
Forfeited	(167)	$5.70
Outstanding and nonvested as of March 31, 2023	14,615	$4.71
The total vesting date fair value of restricted stock units which vested during the three months ended March 31, 2023 and 2022 was $8.0 million and $2.7 million, respectively.

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
11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three months ended March 31, 2023 and 2022 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2023 and 2022, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2023	March 31, 2022
	(in thousands)
Outstanding stock options	17,569	18,825
Restricted stock units	14,615	1,830
Delayed share issuance related to acquisition	130	130
Employee stock purchase plan	152	105
Total	32,466	20,890

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q; and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
thredUP operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire a new generation of consumers to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in January 2023.
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
Key Factors Affecting Our Performance
Macroeconomic Factors
Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, and global economic and geopolitical developments have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors contributed to increases in our operating costs during 2022 and the first quarter of 2023 primarily due to increased transportation costs and wage rates. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We expect some or all of these factors to continue to impact our operations throughout the rest of 2023.
Overview of First Quarter Results
Revenue: Total revenue was $75.9 million, representing an increase of 4.4% year-over-year.

Gross Profit and Margin: Gross profit totaled $51.1 million, representing an increase of 1.7% year-over-year. Gross margin was 67.3%, a decrease of 180 basis points from 69.1% in the comparable quarter last year.
Net Loss: Net loss was $19.8 million, or a negative 26.1% of revenue, for the first quarter of 2023, compared to a net loss of $20.7 million for the first quarter of 2022.
Non-GAAP Adjusted EBITDA Loss: Non-GAAP Adjusted EBITDA loss was $6.6 million, or a negative 8.7% of revenue, for the first quarter of 2023, compared to Non-GAAP Adjusted EBITDA loss of $13.0 million, or a negative 17.8% of revenue, for the first quarter of 2022. Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.
Active Buyers and Orders: Active Buyers totaled 1.7 million and Orders totaled 1.5 million in the first quarter of 2023, representing a decrease of 2.7% and 7.9%, respectively, compared to the first quarter of 2022.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended
	March 31, 2023	March 31, 2022	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,668	1,715	(2.7)%
Orders	1,511	1,640	(7.9)%
Total revenue	$75,922	$72,695	4.4%
Gross profit	$51,093	$50,228	1.7%
Gross margin	67.3%	69.1%	(180)	bps
Net loss	$(19,793)	$(20,708)	(4.4)%
Net loss margin	(26.1)%	(28.5)%	240	bps
Non-GAAP Adjusted EBITDA loss(1)	$(6,635)	$(12,963)	(48.8)%
Non-GAAP Adjusted EBITDA loss margin(1)	(8.7)%	(17.8)%	910	bps

(1)Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.
Active Buyers
An Active Buyer is a thredUP buyer who has made at least one purchase in the last twelve months. A thredUP buyer is a customer who has created an account and purchased in our marketplaces, including through our RaaS clients, and is identified by a unique email address. A single person could have multiple thredUP accounts and count as multiple Active Buyers. The number of Active Buyers is a key driver of revenue for our marketplaces.
Orders
Orders means the total number of orders placed by buyers across our marketplaces, including through our RaaS clients, in a given period, net of cancellations.

Non-GAAP Financial Metrics
Non-GAAP Adjusted EBITDA Loss and Non-GAAP Adjusted EBITDA Loss Margin
Non-GAAP Adjusted EBITDA loss means net loss adjusted to exclude, where applicable in a given period, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, acquisition-related expenses, and restructuring charges. Non-GAAP Adjusted EBITDA loss margin represents Non-GAAP Adjusted EBITDA loss divided by Total revenue. We use Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, non-GAAP metrics, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Non-GAAP Adjusted EBITDA loss:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net loss	$(19,793)	$(20,708)
Interest expense	77	423
Provision for income taxes	9	13
Depreciation and amortization	3,681	3,271
Stock-based compensation expense	9,391	3,523
Acquisition-related expenses	—	204
Restructuring charges	—	311
Non-GAAP Adjusted EBITDA loss	$(6,635)	$(12,963)
Total revenue	75,922	72,695
Non-GAAP Adjusted EBITDA loss margin	(8.7)%	(17.8)%
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Consignment revenue	$46,479	$47,435	$(956)	(2.0)%
Product revenue	29,443	25,260	4,183	16.6%
Total revenue	$75,922	$72,695	$3,227	4.4%
Consignment revenue as a percentage of total revenue	61.2%	65.3%
Product revenue as a percentage of total revenue	38.8%	34.7%
Total revenue increased $3.2 million, or 4.4%, for the three months ended March 31, 2023 as compared to the same period in 2022. The increase in revenue for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a $4.2 million increase in product revenue as our European operations continue to scale and grow as well as a mix shift due to growth in supply from our RaaS partners, which are recognized as part of product revenue, partially offset by a $1.0 million decrease in consignment revenue due to the mix shift described previously.

Cost of Revenue

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$9,220	$10,049	$(829)	(8.2)%
Cost of product revenue	15,609	12,418	3,191	25.7%
Total cost of revenue	$24,829	$22,467	$2,362	10.5%
Gross profit	$51,093	$50,228	$865	1.7%
Gross margin	67.3%	69.1%
Gross margin was 67.3% and 69.1% for the three months ended March 31, 2023 and 2022, respectively, or an unfavorable change of 180 basis points.
The decrease in gross margin for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a 410 basis point increase in product revenue as a percentage of total revenue, partially offset by favorable labor variances for cost of consignment revenue. Consignment revenue is recognized net of seller payouts and cost of items sold, whereas for product revenue, seller payouts and cost of items sold are included as a component of cost of revenue. As such, product revenue has a lower gross margin than consignment revenue.
Cost of Consignment Revenue

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$9,220	$10,049	$(829)	(8.2)%
Consignment gross margin	80.2%	78.8%
Consignment gross margin was 80.2% and 78.8% for the three months ended March 31, 2023 and 2022, respectively, or a favorable change of 140 basis points. Consignment gross profit dollars were flat year-over-year.
The increase in consignment gross margin for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to 120 basis points of lower direct labor costs.
Cost of Product Revenue

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$15,609	$12,418	$3,191	25.7%
Product gross margin	47.0%	50.8%
Product gross margin was 47.0% and 50.8% for the three months ended March 31, 2023 and 2022, respectively, or an unfavorable change of 380 basis points. Product gross profit dollars were up 8% year-over-year.
The decrease in product gross margin for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to 290 basis points of higher inventory costs and an 60 basis points of higher packaging and other costs.

Operations, Product, and Technology

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$38,347	$39,161	$(814)	(2.1)%
Operations, product, and technology as a percentage of total revenue	50.5%	53.9%
The $0.8 million decrease in operations, product, and technology expenses for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a $1.4 million decrease in personnel-related costs, partially offset by a $0.8 million increase in inbound shipping and other costs.
Marketing

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Marketing	$16,870	$16,978	$(108)	(0.6)%
Marketing as a percentage of total revenue	22.2%	23.4%
The $0.1 million decrease in marketing expenses for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a $1.1 million decrease in social and other advertising costs and a $0.2 million decrease in professional services, partially offset by a $1.0 million increase in personnel-related costs, of which $0.9 million was related to stock-based compensation expense and a $0.2 million increase in facilities, technology, and other allocated costs.
Sales, General and Administrative

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$16,059	$14,664	$1,395	9.5%
Sales, general, and administrative as a percentage of total revenue	21.2%	20.2%
The $1.4 million increase in sales, general, and administrative expenses for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to a $3.0 million increase in personnel-related costs, of which $2.7 million was related to stock-based compensation expense, and a $0.1 million increase in facilities, technology, and other allocated costs, partially offset by a $1.2 million decrease in professional services and a $0.5 million decrease in other corporate expenses.
Interest Expense

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Interest expense	$77	$423	$(346)	(81.8)%
The $0.3 million decrease in interest expense for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increase in amounts capitalized as part of an asset in conjunction with the build-out of our distribution centers and reclassified from interest expense.

Other Income, Net

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Amount	%
	(in thousands, except percentages)
Other income, net	$(476)	$(303)	$(173)	57.1%
The $0.2 million increase in other income, net for the three months ended March 31, 2023 as compared to the same period in 2022 was primarily due to an increase in interest income on our marketable securities due to a higher interest rate environment.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of March 31, 2023, we had cash, cash equivalents and short-term marketable securities of $93.5 million. Additionally, we have a term loan facility (“Term Loan”) under which $38.0 million remained available to be drawn as of March 31, 2023 and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses and negative cash flows from operations to continue in the near term as we continue to invest in growing our business and expanding our infrastructure. Our primary use of cash includes operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our short- and long-term capital requirements and we do not anticipate expanding our distribution network to include additional locations in the near term. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including, but not limited to the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will decline significantly in 2023 as we complete the first phase of our new distribution center in Texas. We may seek additional equity or debt financing. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2022 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,458)	$(6,679)
Investing activities	18,900	(7,912)
Financing activities	(1,192)	(1,191)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(540)	(172)
Net change in cash, cash equivalents and restricted cash	$12,710	$(15,954)

Changes in Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended March 31, 2023 decreased $2.2 million, or 33.3%, as compared to the same period in 2022. The decrease in net cash used in operating activities was due to a $6.6 million decrease in net loss excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows, partially offset by $4.3 million of unfavorable changes in operating assets and liabilities. The $6.6 million decrease in net loss excluding non-cash and reconciling items was primarily driven by a favorable change in the reconciling impact of stock-based compensation expense as well as lower net loss. The $4.3 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accrued and other current liabilities, operating lease liabilities, and inventory, partially offset by favorable changes in accounts payable, other current and non-current assets, and other non-current liabilities.
Changes in Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 increased $26.8 million as compared to the same period in 2022. The increase in net cash provided by investing activities was primarily due to a $19.9 million increase in maturities of marketable securities and a $7.0 million decrease in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 remained flat as compared the same period in 2022 due to offsetting impacts of a $1.0 million decrease in repayments of debt against a $1.0 million net increase in cash outflows related to stock-based award activity.
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
There have been no material changes to our critical accounting policies since the 2022 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2022 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $50.7 million and marketable securities of $42.7 million, consisting primarily of money market funds, commercial paper, corporate debt securities, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 6.00%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, our annual interest expense could increase or decrease by approximately $0.3 million, respectively. See the risk factor discussion captioned "Risks Relating to Our Indebtedness and Liquidity—Recent events affecting the financial services industry could have an adverse impact on our business, results of operations and financial conditions" under Part II, Item 1A of this Quarterly Report on Form 10-Q for more discussion on adverse developments affecting the financial services industry that may have an adverse impact on our business, results of operations and financial conditions.
Inflation Risk
In recent months, inflation has increased significantly in the U.S. and overseas where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of March 31, 2023, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as an unfavorable foreign currency translation adjustment of $0.5 million during the three months ended March 31, 2023, which was recognized in accumulated other comprehensive loss within our condensed consolidated balance sheet.
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
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has put in place processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously described in the 2022 10-K, in connection with the audits of our consolidated financial statements in certain prior years, we and our independent registered public accounting firms identified certain control deficiencies in the design and implementation of our internal control over financial reporting that, in the aggregate, constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
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
Remediation Plans
To address our material weakness, we have added accounting and finance personnel and implemented new financial accounting processes, controls, and systems. We are continuing to take steps to remediate the material weakness described above through hiring additional qualified accounting and finance resources and further evolving our accounting close processes. We will not be able to fully remediate this control deficiency until these steps have been completed and the controls have been operating effectively for a sufficient period of time.
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
Item 1A.    Risk Factors
The Company is supplementing the risk factors previously disclosed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 7, 2023 (our “Fiscal 2022 10-K”) to include the following risk factor, which should be read in conjunction with the other risk factors presented in our Fiscal 2022 10-K.
Risks Relating to Our Indebtedness and Liquidity
Recent events affecting the financial services industry could have an adverse impact on our business, results of operations and financial conditions.
On March 10, March 12 and May 1 of 2023, the Federal Deposit Insurance Corporation (the “FDIC”) took control and was appointed receiver of Silicon Valley Bank, Signature Bank and First Republic Bank, respectively, after each bank was unable to continue their operations. These events exposed vulnerabilities in the regional banking sector, including liquidity constraints, contagion and solvency risk and other legal uncertainties and caused significant volatility in the market prices of the common stock of certain other regional banks.
Although we do not have any deposits with any of the banks that have been placed into receivership to date, we are unable to predict the extent or nature of the impacts of these evolving circumstances at this time. For example, we are party to an amended and restated loan and security agreement with Western Alliance Bank, a regional bank, which provides a term loan and credit facility for an aggregate borrowing amount of up to $70.0 million. As of March 31, 2023, the balance of this debt is $29.3 million. While our restated loan and security agreement requires that we maintain minimum cash deposits with Western Alliance Bank that exceed the FDIC insurance limits, we utilize an insured cash sweep program to extend FDIC insurance to this balance. Further, while we maintain the contractual minimum cash deposits with Western Alliance Bank, most of our cash is invested in managed assets outside of Western Alliance Bank. If Western Alliance Bank or other financial institutions with which we have relationships were to enter into receivership or become insolvent, our ability to access the cash and cash equivalents that we hold at such institutions, as well as our ability to draw on our credit facility, may be impacted. In such an event, it could become more difficult for us to access sufficient liquidity or acquire financing on commercially reasonable terms or at all. Any such event could adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, which could result in breaches of our financial and other contractual obligations, any of which could materially and adversely impact our business, results of operations and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Pursuant to a share purchase agreement entered into on July 24, 2021, on April 17, 2023 we issued 130,597 shares of our Class A common stock to four sellers who were accredited investors in connection with the acquisition of Remix Global EAD. The share issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.
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
(c)None.
Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
Item 6.    Exhibits
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1	3.2	3/3/2021
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023	8-K	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant	S-1	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders	S-1	4.2	3/3/2021
10.1†^	Second Amended and Restated Loan and Security Agreement dated as of July 14, 2022, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC, Knitwit GC LLC, the lenders from time to time party thereto, and Western Alliance Bank, as agent	8-K	10.1	7/20/2022
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
Date: May 9, 2023