Form 10-Q
period 2023-06-30
ThredUp Inc.
filed 2023-08-08
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 75,238,351 shares of Class A common stock and 30,230,675 shares of Class B common stock outstanding as of August 1, 2023.

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
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

thredUP is one of the world’s largest online resale platforms for apparel, shoes and accessories, based primarily on items processed, items sold and the capacity of our distribution centers.
The “estimated retail price” of an item is based on the estimated original retail price of a comparable item of the same quality, construction and material offered elsewhere in new condition. Our estimated original retail prices are set by our team of merchants who periodically monitor market prices for the brands and styles that we offer on our marketplaces.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51,073	$38,029
Marketable securities	25,856	66,902
Accounts receivable, net	3,782	4,669
Inventory	20,362	17,519
Other current assets	8,238	7,076
Total current assets	109,311	134,195
Operating lease right-of-use assets	45,265	46,153
Property and equipment, net	93,786	92,482
Goodwill	11,756	11,592
Intangible assets	9,346	10,499
Other assets	6,867	7,027
Total assets	$276,331	$301,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,780	$7,800
Accrued and other current liabilities	43,334	50,155
Seller payable	19,471	16,166
Operating lease liabilities, current	5,834	6,413
Current portion of long-term debt	3,830	3,879
Total current liabilities	81,249	84,413
Operating lease liabilities, non-current	47,356	48,727
Long-term debt, net of current portion	23,928	25,788
Other non-current liabilities	3,200	3,019
Total liabilities	155,733	161,947
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of June 30, 2023 and December 31, 2022; 105,335 and 101,532 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	11	10
Additional paid-in capital	569,780	551,852
Accumulated other comprehensive loss	(3,013)	(4,234)
Accumulated deficit	(446,180)	(407,627)
Total stockholders’ equity	120,598	140,001
Total liabilities and stockholders’ equity	$276,331	$301,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share amounts)
Revenue:
Consignment	$53,415	$48,536	$99,894	$95,971
Product	29,243	27,885	58,686	53,145
Total revenue	82,658	76,421	158,580	149,116
Cost of revenue:
Consignment	9,580	10,218	18,800	20,267
Product	17,346	13,555	32,955	25,973
Total cost of revenue	26,926	23,773	51,755	46,240
Gross profit	55,732	52,648	106,825	102,876
Operating expenses:
Operations, product, and technology	39,771	43,961	78,118	83,122
Marketing	18,643	19,640	35,513	36,618
Sales, general, and administrative	16,030	17,380	32,089	32,044
Total operating expenses	74,444	80,981	145,720	151,784
Operating loss	(18,712)	(28,333)	(38,895)	(48,908)
Interest expense	721	238	798	661
Other income, net	(685)	(181)	(1,161)	(484)
Loss before provision for income taxes	(18,748)	(28,390)	(38,532)	(49,085)
Provision for income taxes	12	9	21	22
Net loss	$(18,760)	$(28,399)	$(38,553)	$(49,107)
Loss per share, basic and diluted	$(0.18)	$(0.29)	$(0.37)	$(0.50)
Weighted-average shares used in computing loss per share, basic and diluted	103,905	99,331	102,911	98,979
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Net loss	$(18,760)	$(28,399)	$(38,553)	$(49,107)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(236)	(2,333)	308	(3,041)
Unrealized gain (loss) on available-for-sale securities	303	(254)	913	(1,256)
Total other comprehensive income (loss)	67	(2,587)	1,221	(4,297)
Total comprehensive loss	$(18,693)	$(30,986)	$(37,332)	$(53,404)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2022	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
Issuance of common stock from exercise of stock options and restricted stock units	1,484	—	275			275
Stock-based compensation			9,720			9,720
Shares withheld related to net share settlement	(180)	—	(270)			(270)
Net income					(19,793)	(19,793)
Other comprehensive income				1,154		1,154
Balance as of March 31, 2023	102,836	10	561,577	(3,080)	(427,420)	131,087
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,663	1	593			594
Stock-based compensation			7,958			7,958
Shares withheld related to net share settlement	(164)	—	(348)			(348)
Net income					(18,760)	(18,760)
Other comprehensive income				67		67
Balance as of June 30, 2023	105,335	$11	$569,780	$(3,013)	$(446,180)	$120,598

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2021	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
Issuance of common stock from exercise of stock options and restricted stock units	507	—	754			754
Stock-based compensation			3,618			3,618
Net income					(20,708)	(20,708)
Other comprehensive loss				(1,710)		(1,710)
Balance as of March 31, 2022	98,942	10	526,533	(2,804)	(336,051)	187,688
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	1,030	—	1,031			1,031
Stock-based compensation			10,353			10,353
Shares withheld related to net share settlement	(19)	—	(157)			(157)
Net income					(28,399)	(28,399)
Other comprehensive loss				(2,587)		(2,587)
Balance as of June 30, 2022	99,953	$10	$537,760	$(5,391)	$(364,450)	$167,929
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(38,553)	$(49,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,517	6,678
Stock-based compensation expense	17,019	13,581
Reduction in carrying amount of right-of-use assets	3,177	2,905
Other	291	1,138
Changes in operating assets and liabilities:
Accounts receivable, net	916	682
Inventory	(2,670)	(4,703)
Other current and non-current assets	(699)	(4,799)
Accounts payable	177	1,954
Accrued and other current liabilities	(1,750)	749
Seller payable	3,301	3,465
Operating lease liabilities	(4,240)	2,602
Other non-current liabilities	(325)	20
Net cash used in operating activities	(14,839)	(24,835)
Cash flows from investing activities:
Purchases of marketable securities	(7,878)	(3,475)
Maturities of marketable securities	49,479	26,294
Purchases of property and equipment	(12,292)	(27,583)
Net cash provided by (used in) investing activities	29,309	(4,764)
Cash flows from financing activities:
Repayment of debt	(2,000)	(4,000)
Proceeds from issuance of stock-based awards	2,136	3,147
Payment of withholding taxes on stock-based awards	(1,885)	(1,479)
Net cash used in financing activities	(1,749)	(2,332)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	324	(521)
Net change in cash, cash equivalents, and restricted cash	13,045	(32,452)
Cash, cash equivalents, and restricted cash, beginning of period	44,051	91,840
Cash, cash equivalents, and restricted cash, end of period	$57,096	$59,388
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
2. Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany account balances and transactions have been eliminated upon consolidation. The unaudited condensed consolidated financial statements were prepared in accordance with the United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Quarterly Report on Form 10‑Q and Article 10 of Regulation S-X. As permitted under those rules, certain footnotes or other financial information may be condensed or omitted.
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to: the useful lives of property and equipment and intangibles; allowance for sales returns; breakage on loyalty points and rewards, and gift cards; valuation of inventory stock-based compensation, right-of-use assets, goodwill and acquired intangible assets, and income taxes.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2023, and the results of operations and cash flows for the interim periods presented.
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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model that requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance during the first quarter of 2023 did not have a material impact on the Company’s condensed consolidated financial statements.
Revenue from Loyalty Reward Redemption and Expiration
The Company has a customer loyalty program, which allows end-customers to earn and accumulate points with each qualifying purchase. Earned points can be redeemed for reward coupons, such as discounts, free shipping, or waived restocking fee, which can be applied to future purchases or returns. Unredeemed points expire after one year from the date the points were earned. Reward coupons expire six months from the date the reward is claimed. Points earned on purchases are a material right, representing a separate performance obligation.

The allocated consideration for the points earned through qualifying purchase transactions is deferred based on the standalone selling price of the points and recorded within deferred revenue under accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue is recognized for these performance obligations at a point in time when rewards are redeemed by the end customer or expired.
As of June 30, 2023 and December 31, 2022, the Company had a deferred revenue liability of $3.1 million and $3.3 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption of $2.4 million and $2.5 million for the three months ended June 30, 2023 and 2022, respectively, and $4.6 million and $5.2 million for the six months ended June 30, 2023 and 2022, respectively. As our loyalty points expire in 12 months and coupon rewards expire in six months, the revenue for the remaining performance obligation is expected to be recognized within a 12-month period.
Gift Cards and Site Credits
The Company sells thredUP gift cards on its e-commerce website and may also convert site credits to thredUP gift cards after one year at the discretion of the Company. thredUP gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of June 30, 2023 and December 31, 2022, $10.6 million and $10.9 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $0.7 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, and $1.2 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to thredUP gift cards after one year at the discretion of the Company. These credits are recognized as revenue when used. As of June 30, 2023 and December 31, 2022, $5.7 million and $7.2 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $10.7 million and $13.2 million for the three months ended June 30, 2023 and 2022, respectively, and $20.0 million and $24.0 million for the six months ended June 30, 2023 and 2022, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote. Breakage revenue was not material for the three and six months ended June 30, 2023 and 2022.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$51,073	$38,029
Restricted cash included in Other current assets	476	383
Restricted cash included in Other assets	5,547	5,639
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$57,096	$44,051

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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of June 30, 2023 and December 31, 2022.
3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,005	$—	$—	$10,005
U.S. treasury securities	—	2,581	—	2,581
Commercial paper	—	18,769	—	18,769
U.S. government agency discount notes	—	4,481	—	4,481
Total cash equivalents	10,005	25,831	—	35,836
Marketable securities:
U.S. treasury securities	—	14,377	—	14,377
U.S. government agency bonds	—	11,479	—	11,479
Total marketable securities	—	25,856	—	25,856
Total assets at fair value	$10,005	$51,687	$—	$61,692

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,110	$—	$—	$1,110
Commercial paper	—	14,460	—	14,460
Total cash equivalents	1,110	14,460	—	15,570
Marketable securities:
Corporate debt securities	25,488	—	—	25,488
U.S. treasury securities	19,176	—	—	19,176
U.S. government agency bonds	22,238	—	—	22,238
Total marketable securities	66,902	—	—	66,902
Total assets at fair value	$68,012	$14,460	$—	$82,472
The following tables summarize the cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
U.S. treasury securities	14,440	—	(64)	14,376
U.S. government agency bonds	11,712	—	(232)	11,480
Total	$26,152	$—	$(296)	$25,856

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$25,774	$—	$(286)	$25,488
U.S. treasury securities	19,531	—	(355)	19,176
U.S. government agency bonds	22,679	—	(441)	22,238
Total	$67,984	$—	$(1,082)	$66,902
As of June 30, 2023 and December 31, 2022, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of June 30, 2023, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets.
The Company’s U.S. treasury securities, commercial paper, U.S. government agency discount notes, and U.S. government agency bonds were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

As of June 30, 2023, there were no transfers into or out of Level 3 during the three and six months ended June 30, 2023. As of June 30, 2023, of the $25.9 million carrying amount of marketable securities, all had a contractual maturity date of less than one year.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Property and equipment	$132,892	$124,412
Less: accumulated depreciation and amortization	(39,106)	(31,930)
Property and equipment, net	$93,786	$92,482
Depreciation and amortization expense of property and equipment was $4.2 million and $2.8 million for the three months ended June 30, 2023 and 2022, respectively, and $7.2 million and $5.4 million for the six months ended June 30, 2023 and 2022, respectively.
5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $11.8 million and $11.6 million as of June 30, 2023 and December 31, 2022, respectively. The increase in goodwill during the six months ended June 30, 2023 was due to foreign currency translation adjustments.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of June 30, 2023 and December 31, 2022 were as follows:

		June 30, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,882	$(1,055)	$3,827
Developed technology	3	4,600	(2,651)	1,949
Trademarks	9	4,418	(848)	3,570
Total		$13,900	$(4,554)	$9,346

		December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,814	$(742)	$4,072
Developed technology	3	4,536	(1,864)	2,672
Trademarks	9	4,351	(596)	3,755
Total		$13,701	$(3,202)	$10,499
The changes in the gross carrying amounts were due to foreign currency translation adjustments.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product, and technology; sales, general, and administrative; and marketing expense, respectively, within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.7 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.

6. Balance Sheet Components
Inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Work in process	$3,087	$2,639
Finished goods	17,275	14,880
Total	$20,362	$17,519
Work in process inventory relates to items that are currently undergoing preparation for sale, including itemization, cleaning, and repair.

Accrued and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Gift card and site credit liabilities	$16,313	$18,101
Accrued vendor liabilities	6,206	9,116
Deferred revenue	5,685	7,582
Accrued compensation	4,227	4,993
Allowance for returns	4,346	4,907
Accrued taxes	4,345	4,326
Accrued other	2,212	1,130
Total	$43,334	$50,155
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of June 30, 2023 and December 31, 2022, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of June 30, 2023 and December 31, 2022, the effective interest rate for borrowings under the Term Loan was 10.47% and 9.70%, respectively.

During the six months ended June 30, 2023, the Company did not make any borrowings under the Term Loan and repaid a total of $2.0 million on amounts outstanding under the Term Loan. During the six months ended June 30, 2022, the Company did not make any borrowings under the Term Loan and repaid a total of $4.0 million on amounts outstanding under the Term Loan. As of June 30, 2023 and December 31, 2022, the amount outstanding under the Term Loan was $28.3 million and $30.3 million, respectively.
During the three months ended June 30, 2023 and 2022, the Company incurred $0.7 million and $0.5 million, respectively, of interest costs relating to the Term Loan. There was no capitalized interest during the three months ended June 30, 2023 and $0.3 million was capitalized as part of an asset for the three month ended June 30, 2022 .
During the six months ended June 30, 2023 and 2022, the Company incurred $1.4 million and $1.1 million, respectively, of interest costs relating to the Term Loan, of which $0.6 million and $0.4 million, respectively, were capitalized as part of an asset.

As of June 30, 2023, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2023	$2,000
2024	4,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	28,333
Less: unamortized debt discount	(575)
Less: current portion of long-term debt	(3,830)
Non-current portion of long-term debt	$23,928
8. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	74,904
Class B common stock	120,000	30,431
Total	1,120,000	105,335

	December 31, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	70,723
Class B common stock	120,000	30,809
Total	1,120,000	101,532

9. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 11, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2022 10-K. During the six months ended June 30, 2023, the Company granted restricted stock units subject to service conditions.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Operations, product, and technology	$2,913	$3,970	$6,584	$5,362
Marketing	923	1,226	2,128	1,559
Sales, general, and administrative	3,792	4,862	8,307	6,660
Total stock-based compensation expense	$7,628	$10,058	$17,019	$13,581
Stock Options
The following table summarizes the activities for all stock options under the Company’s share-based compensation plans for the six months ended June 30, 2023:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value(1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2022	17,872	$1.97	5.20 years	$1,442
Granted	—	$—
Exercised	(265)	$1.70
Forfeited or expired	(313)	$3.25
Outstanding as of June 30, 2023	17,294	$1.95	4.70 years	$10,002
Exercisable as of June 30, 2023	15,028	$1.91	4.34 years	$9,156

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no options granted during the three and six months ended June 30, 2023 and 2022. The total intrinsic value of stock options exercised during the six months ended June 30, 2023 was $0.2 million.
As of June 30, 2023, the total unrecognized compensation cost related to all nonvested stock options was $2.2 million and the related weighted-average period over which it is expected to be recognized was approximately 1.17 years.

Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s share-based compensation plans for the six months ended June 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022	7,855	$8.01
Granted	8,814	$1.84
Vested	(3,356)	$5.16
Forfeited	(947)	$4.46
Outstanding and nonvested as of June 30, 2023	12,366	$4.65
The total vesting date fair value of RSUs that vested during the six months ended June 30, 2023 was $17.3 million.
During the three months ended March 31, 2023, the Company modified the vesting schedule of substantially all RSUs outstanding as of December 31, 2022 from 4 years to 3 years and recognized compensation expense of $2.4 million related to the acceleration of the vesting schedule.
As of June 30, 2023, the total unrecognized compensation cost related to all nonvested RSUs was $54.9 million and the related weighted-average period over which it is expected to be recognized was approximately 2.11 years.
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
11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and six months ended June 30, 2023 and 2022 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2023 and 2022, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.

12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2023	June 30, 2022
	(in thousands)
Outstanding stock options	17,294	18,514
Restricted stock units	12,366	9,285
Delayed share issuance related to acquisition	—	131
Employee stock purchase plan	24	59
Total	29,684	27,989

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
thredUP’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers in the US and in Europe to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers love thredUP because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. thredUP’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale. Aside from Clean Out Kits, thredUP also sources inventory from a variety of supply channels, such as wholesale supply in Europe.
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
Key Factors Affecting Our Performance
Macroeconomic Factors
Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, and global economic and geopolitical developments have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors contributed to increases in our operating costs during 2022 and the first half of 2023 primarily due to increased transportation costs and wage rates. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We expect some or all of these factors to continue to impact our operations at least throughout the rest of 2023.
Overview of Second Quarter Results
Revenue: Total revenue was $82.7 million, representing an increase of 8.2% year-over-year.
Gross Profit and Margin: Gross profit totaled $55.7 million, representing an increase of 5.9% year-over-year. Gross margin was 67.4%, a decrease of 150 basis points from 68.9% in the comparable quarter last year.
Net Loss: Net loss was $18.8 million, or a negative 22.7% of revenue, for the second quarter of 2023, compared to a net loss of $28.4 million, or a negative 37.2% of revenue, for the second quarter of 2022.

Non-GAAP Adjusted EBITDA Loss: Non-GAAP Adjusted EBITDA loss was $5.0 million, or a negative 6.1% of revenue, for the second quarter of 2023, compared to Non-GAAP Adjusted EBITDA loss of $13.5 million, or a negative 17.7% of revenue, for the second quarter of 2022. Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.
Active Buyers and Orders: Active Buyers totaled 1.7 million and Orders totaled 1.8 million in the second quarter of 2023, representing a decrease of 0.8% and an increase of 5.0%, respectively, compared to the second quarter of 2022.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Six Months Ended
	June 30, 2023	June 30, 2022	Change		June 30, 2023	June 30, 2022	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,710	1,724	(0.8)%		1,710	1,724	(0.8)%
Orders	1,789	1,704	5.0%		3,300	3,344	(1.3)%
Total revenue	$82,658	$76,421	8.2%		$158,580	$149,116	6.3%
Gross profit	$55,732	$52,648	5.9%		$106,825	$102,876	3.8%
Gross margin	67.4%	68.9%	(150)	bps	67.4%	69.0%	(160)	bps
Net loss	$(18,760)	$(28,399)	(33.9)%		$(38,553)	$(49,107)	(21.5)%
Net loss margin	(22.7)%	(37.2)%	1,450	bps	(24.3)%	(32.9)%	860	bps
Non-GAAP Adjusted EBITDA loss(1)	$(5,012)	$(13,541)	(63.0)%		$(11,647)	$(26,504)	(56.1)%
Non-GAAP Adjusted EBITDA loss margin(1)	(6.1)%	(17.7)%	1,160	bps	(7.3)%	(17.8)%	1,050	bps

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
The following table provides a reconciliation of net loss to Non-GAAP Adjusted EBITDA loss:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Net loss	$(18,760)	$(28,399)	$(38,553)	$(49,107)
Interest expense	721	238	798	661
Provision for income taxes	12	9	21	22
Depreciation and amortization	4,836	3,407	8,517	6,678
Stock-based compensation expense	7,628	10,058	17,019	13,581
Acquisition-related expenses	—	70	—	274
Severance and other	551	1,076	551	1,387
Non-GAAP Adjusted EBITDA loss	$(5,012)	$(13,541)	$(11,647)	$(26,504)
Total revenue	$82,658	$76,421	$158,580	$149,116
Non-GAAP Adjusted EBITDA loss margin	(6.1)%	(17.7)%	(7.3)%	(17.8)%
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Consignment revenue	$53,415	$48,536	$4,879	10.1%	$99,894	$95,971	$3,923	4.1%
Product revenue	29,243	27,885	1,358	4.9%	58,686	53,145	5,541	10.4%
Total revenue	$82,658	$76,421	$6,237	8.2%	$158,580	$149,116	$9,464	6.3%
Consignment revenue as a percentage of total revenue	64.6%	63.5%			63.0%	64.4%
Product revenue as a percentage of total revenue	35.4%	36.5%			37.0%	35.6%
Total revenue increased $6.2 million, or 8.2%, for the three months ended June 30, 2023 as compared to the same period in 2022. The increase in revenue for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to a $4.9 million increase in consignment revenue due to the mix shift between consignment and product revenue primarily in the United States and a $1.4 million increase in product revenue as our European operations continue to scale and grow.

Total revenue increased $9.5 million, or 6.3%, for the six months ended June 30, 2023 as compared to the same period in 2022. The increase in revenue for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to a $5.5 million increase in product revenue as our European operations continue to scale and grow and a $3.9 million increase in consignment revenue due to the mix shift described previously.
Cost of Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$9,580	$10,218	$(638)	(6.2)%	$18,800	$20,267	$(1,467)	(7.2)%
Cost of product revenue	17,346	13,555	3,791	28.0%	32,955	25,973	6,982	26.9%
Total cost of revenue	$26,926	$23,773	$3,153	13.3%	$51,755	$46,240	$5,515	11.9%
Gross profit	$55,732	$52,648	$3,084	5.9%	$106,825	$102,876	$3,949	3.8%
Gross margin	67.4%	68.9%			67.4%	69.0%
Gross margin was 67.4% and 68.9% for the three months ended June 30, 2023 and 2022, respectively, or a decrease of 150 basis points, and 67.4% and 69.0% for the six months ended June 30, 2023 and 2022, respectively, or a decrease of 160 basis points.
Consignment revenue is recognized net of seller payouts and cost of items sold, whereas for product revenue, seller payouts and cost of items sold are included as a component of cost of revenue. As such, product revenue has a lower gross margin than consignment revenue.
The decrease in gross margin for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to higher inventory costs, partially offset by lower labor and outbound shipping costs in cost of consignment revenue and an increase in consignment revenue as a percentage of total revenue.
The decrease in gross margin for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to an increase in product revenue as a percentage of total revenue and higher inventory costs, partially offset by lower labor and outbound shipping costs in cost of consignment revenue.
Cost of Consignment Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$9,580	$10,218	$(638)	(6.2)%	$18,800	$20,267	$(1,467)	(7.2)%
Consignment gross margin	82.1%	78.9%			81.2%	78.9%
Consignment gross margin was 82.1% and 78.9% for the three months ended June 30, 2023 and 2022, respectively, or an increase of 320 basis points, and 81.2% and 78.9% for the six months ended June 30, 2023 and 2022, respectively, or an increase of 230 basis points.
The increase in consignment gross margin for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to 160 basis points of lower outbound shipping costs, 110 basis points of lower direct labor costs and 50 basis points of lower scrap and packaging costs.

The increase in consignment gross margin for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to 110 basis points of lower direct labor costs, 100 basis points of lower outbound shipping costs and 15 basis points of lower scrap costs.
Cost of Product Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$17,346	$13,555	$3,791	28.0%	$32,955	$25,973	$6,982	26.9%
Product gross margin	40.7%	51.4%			43.8%	51.1%
Product gross margin was 40.7% and 51.4% for the three months ended June 30, 2023 and 2022, respectively, or a decrease of 1,070 basis points, and 43.8% and 51.1% for the six months ended June 30, 2023 and 2022, respectively, or a decrease of 730 basis points.
The decrease in product gross margin for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to 750 basis points increase related to growth of our European operations as a percentage of product revenue and 280 basis points due to higher payouts.
The decrease in product gross margin for the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to 700 basis points of higher inventory costs.
Operations, Product, and Technology

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$39,771	$43,961	$(4,190)	(9.5)%	$78,118	$83,122	$(5,004)	(6.0)%
Operations, product, and technology as a percentage of total revenue	48.1%	57.5%			49.3%	55.7%
Operations, product, and technology expenses decreased $4.2 million, or 9.5%, for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was due to a $4.3 million decrease in personnel-related costs and a $1.0 million decrease in inbound shipping and other costs, offset by a $1.1 million increase in facilities, technology, and other allocated costs.
Operations, product, and technology expenses decreased $5.0 million, or 6.0% for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was due to a $5.1 million decrease in personnel-related costs and a $1.4 million decrease in inbound shipping and other costs, offset by a $1.5 million increase in facilities, technology, and other allocated costs.

Marketing

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Marketing	$18,643	$19,640	$(997)	(5.1)%	$35,513	$36,618	$(1,105)	(3.0)%
Marketing as a percentage of total revenue	22.6%	25.7%			22.4%	24.6%
Marketing expenses decreased $1.0 million, or 5.1%, for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was due to a $0.6 million decrease in social and other advertising costs and a $0.4 million decrease in personnel-related, professional services, and other costs.
Marketing expenses decreased $1.1 million, or 3.0%, for the six months ended June 30, 2023 as compared to the same period in 2022. The decrease was due to a $1.7 million decrease in social and other advertising costs and a $0.4 million decrease in professional services, offset by a $1.0 million increase in personnel-related costs, of which $0.6 million was related to stock-based compensation expense.
Sales, General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$16,030	$17,380	$(1,350)	(7.8)%	$32,089	$32,044	$45	0.1%
Sales, general, and administrative as a percentage of total revenue	19.4%	22.7%			20.2%	21.5%
Sales, general and administrative decreased $1.4 million, or 7.8%, for the three months ended June 30, 2023 as compared to the same period in 2022. The decrease was due to a $1.1 million decrease in stock-based compensation expense, and a $0.9 million decrease in professional services, offset by a $0.7 million increase in facilities, technology, and other allocated costs, and a $0.2 million increase in other corporate expenses.
Sales, general, and administrative expenses remained flat for the six months ended June 30, 2023 as compared to the same period in 2022. This was due to a $1.9 million increase in personnel-related costs, of which $1.6 million was related to stock-based compensation expense, and a $0.6 million increase in facilities, technology, and other allocated costs, offset by a $2.5 million decrease in professional services and other corporate expenses.
Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Interest expense	$721	$238	$483	202.9%	$798	$661	$137	20.7%
Interest expense increased $0.5 million for the three months ended June 30, 2023 as compared to the same period in 2022. During the three months ended June 30, 2022, $0.3 million was capitalized in conjunction with the build-out of our distribution centers and reclassified from interest expense. There was no such interest capitalization during the three months ended June 30, 2023.

Interest expense increased $0.1 million for the six months ended June 30, 2023 as compared to the same period in 2022. This increase was due to a decrease in amounts capitalized in conjunction with the build-out of our distribution centers and reclassified from interest expense in 2022.There was no such interest capitalization during the three months ended June 30,2023.
Other Income, Net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2023	June 30, 2022	Amount	%	June 30, 2023	June 30, 2022	Amount	%
	(in thousands, except percentages)
Other income, net	$(685)	$(181)	$(504)	278.5%	$(1,161)	$(484)	$(677)	139.9%
Other income, net increased $0.5 million for the three months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily due to an increase in interest income on our marketable securities due to a higher interest rate environment.
Other income, net increased $0.7 million for the six months ended June 30, 2023 as compared to the same period in 2022. The increase was primarily due to an increase in interest income on our marketable securities due to a higher interest rate environment.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of June 30, 2023, we had cash, cash equivalents and short-term marketable securities of $76.9 million. Additionally, we have a term loan facility (“Term Loan”) under which $38.0 million remained available to be drawn as of June 30, 2023 and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses and negative cash flows from operations to continue in 2023 as we continue to invest in growing our business and expanding our infrastructure. Our primary use of cash includes operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our short- and long-term capital requirements and we do not anticipate expanding our distribution network to include additional locations in the near term. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will decline significantly in 2023 as we complete the first phase of our new distribution center in Texas. We may seek additional equity or debt financing. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2022 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,839)	$(24,835)
Investing activities	29,309	(4,764)
Financing activities	(1,749)	(2,332)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	324	(521)
Net change in cash, cash equivalents and restricted cash	$13,045	$(32,452)
Changes in Cash Flows from Operating Activities
Net cash used in operating activities was $14.8 million during the six months ended June 30, 2023, compared to net cash used of $24.8 million during the six months ended June 30, 2022. Operating cash flows during the six months ended June 30, 2023, reflect our net loss of $38.6 million, non-cash adjustments of $29.0 million primarily for depreciation, amortization, stock-based compensation, and the reduction of the carrying amount of right of use assets, and a net cash outflow of $5.3 million due to changes in our operating assets and liabilities. The $5.3 million outflow from changes in operating assets and liabilities was primarily due to $8.7 million in lower operating lease liabilities, increased inventory and lower accrued and other liabilities partially offset by a $3.3 million increase in seller payables.
Changes in Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 increased $34.1 million as compared to the same period in 2022. The increase in cash inflows was primarily due to an increase in cash inflows of $18.8 million from net purchases, sales and maturities of marketable securities and a $15.3 million decrease in purchases of property and equipment in the current period.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2023 decreased $0.6 million as compared to the same period in 2022 which was primarily due to a decrease of $2.0 million in repayments of debt, offset by a net decrease of $1.4 million in cash outflows related to stock-based award activity.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of June 30, 2023, we had cash and cash equivalents of $51.1 million and marketable securities of $25.9 million, consisting primarily of money market funds, commercial paper, corporate debt securities, U.S. treasury securities and U.S. government agency bonds and discount notes, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
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
Inflation Risk
As of June 30, 2023, inflation remains at elevated levels in the U.S. and overseas where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of June 30, 2023, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.

Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as a favorable foreign currency translation adjustment of $0.3 million during the six months ended June 30, 2023, which was recognized in accumulated other comprehensive loss within our condensed consolidated balance sheet.
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
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has put in place processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Item 1A.    Risk Factors
Risks affecting our business are discussed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 10-K”) and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (“Q1 2023 10-Q”). There have been no material changes to our risk factors as previously disclosed in our 2022 10-K and Q1 2023 10-Q.
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
Date: August 8, 2023