Form 10-Q
period 2023-09-30
ThredUp Inc.
filed 2023-11-06
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 77,290,731 shares of Class A common stock and 29,959,781 shares of Class B common stock outstanding as of October 31, 2023.

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
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including the effects of foreign currency exchange rate fluctuations, inflationary pressures, increased interest rates, changing consumer habits, climate change and general global economic uncertainty;
•our ability to comply with applicable laws and regulations;
•our ability to remediate our material weakness in our internal control over financial reporting; and
•our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments.
You should not rely upon forward-looking statements as predictions of future events. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, Risk Factors, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023 and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$68,552	$38,029
Marketable securities	5,575	66,902
Accounts receivable, net	5,993	4,669
Inventory	18,173	17,519
Other current assets	7,199	7,076
Total current assets	105,492	134,195
Operating lease right-of-use assets	43,090	46,153
Property and equipment, net	90,270	92,482
Goodwill	11,455	11,592
Intangible assets	8,460	10,499
Other assets	6,621	7,027
Total assets	$265,388	$301,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,426	$7,800
Accrued and other current liabilities	40,225	50,155
Seller payable	21,516	16,166
Operating lease liabilities, current	6,383	6,413
Current portion of long-term debt	3,834	3,879
Total current liabilities	84,384	84,413
Operating lease liabilities, non-current	45,257	48,727
Long-term debt, net of current portion	22,968	25,788
Other non-current liabilities	3,231	3,019
Total liabilities	155,840	161,947
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of September 30, 2023 and December 31, 2022; 106,837 and 101,532 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	11	10
Additional paid-in capital	577,740	551,852
Accumulated other comprehensive loss	(3,941)	(4,234)
Accumulated deficit	(464,262)	(407,627)
Total stockholders’ equity	109,548	140,001
Total liabilities and stockholders’ equity	$265,388	$301,948
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except per share amounts)
Revenue:
Consignment	$57,838	$41,553	$157,732	$137,524
Product	24,211	26,392	82,897	79,537
Total revenue	82,049	67,945	240,629	217,061
Cost of revenue:
Consignment	10,131	9,087	28,931	29,354
Product	15,291	14,362	48,246	40,335
Total cost of revenue	25,422	23,449	77,177	69,689
Gross profit	56,627	44,496	163,452	147,372
Operating expenses:
Operations, product, and technology	40,355	38,702	118,473	121,824
Marketing	19,406	14,752	54,919	51,370
Sales, general, and administrative	15,058	15,232	47,147	47,276
Total operating expenses	74,819	68,686	220,539	220,470
Operating loss	(18,192)	(24,190)	(57,087)	(73,098)
Interest expense	732	103	1,530	764
Other income, net	(845)	(624)	(2,006)	(1,108)
Loss before provision for income taxes	(18,079)	(23,669)	(56,611)	(72,754)
Provision for income taxes	3	9	24	31
Net loss	$(18,082)	$(23,678)	$(56,635)	$(72,785)
Loss per share, basic and diluted	$(0.17)	$(0.24)	$(0.54)	$(0.73)
Weighted-average shares used in computing loss per share, basic and diluted	105,898	100,253	103,918	99,409
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Net loss	$(18,082)	$(23,678)	$(56,635)	$(72,785)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,080)	(2,217)	(772)	(5,258)
Unrealized gain (loss) on available-for-sale securities	152	(28)	1,065	(1,284)
Total other comprehensive income (loss)	(928)	(2,245)	293	(6,542)
Total comprehensive loss	$(19,010)	$(25,923)	$(56,342)	$(79,327)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2022	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
Issuance of common stock from exercise of stock options and restricted stock units	1,484	—	275			275
Stock-based compensation			9,720			9,720
Shares withheld for net share settlement	(180)	—	(270)			(270)
Net loss					(19,793)	(19,793)
Other comprehensive income				1,154		1,154
Balance as of March 31, 2023	102,836	10	561,577	(3,080)	(427,420)	131,087
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,663	1	593			594
Stock-based compensation			7,958			7,958
Shares withheld for net share settlement	(164)	—	(348)			(348)
Net loss					(18,760)	(18,760)
Other comprehensive income				67		67
Balance as of June 30, 2023	105,335	$11	$569,780	$(3,013)	$(446,180)	$120,598
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	1,673	$—	$490			490
Stock-based compensation			$8,190			8,190
Shares withheld for net share settlement	(171)	—	$(720)			(720)
Net loss					(18,082)	(18,082)
Other comprehensive loss				(928)		(928)
Balance as of September 30, 2023	106,837	$11	$577,740	$(3,941)	$(464,262)	$109,548

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2021	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
Issuance of common stock from exercise of stock options and restricted stock units	507	—	754			754
Stock-based compensation			3,618			3,618
Net loss					(20,708)	(20,708)
Other comprehensive loss				(1,710)		(1,710)
Balance as of March 31, 2022	98,942	10	526,533	(2,804)	(336,051)	187,688
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	1,030	—	1,031			1,031
Stock-based compensation			10,353			10,353
Shares withheld for net share settlement	(19)	—	(157)			(157)
Net loss					(28,399)	(28,399)
Other comprehensive loss				(2,587)		(2,587)
Balance as of June 30, 2022	99,953	$10	$537,760	$(5,391)	$(364,450)	$167,929
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	779	$—	$229			$229
Stock-based compensation			$7,460			$7,460
Net loss					$(23,678)	$(23,678)
Other comprehensive loss				$(2,245)		$(2,245)
Balance as of September 30, 2022	100,732	$10	$545,449	$(7,636)	$(388,128)	$149,695
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(56,635)	$(72,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,881	10,217
Stock-based compensation expense	24,907	20,758
Reduction in carrying amount of right-of-use assets	4,788	4,820
Other	59	1,409
Changes in operating assets and liabilities:
Accounts receivable, net	(1,373)	795
Inventory	(873)	(6,222)
Other current and non-current assets	1,055	(1,732)
Accounts payable	4,049	(3,000)
Accrued and other current liabilities	(4,331)	6,918
Seller payable	5,358	(380)
Operating lease liabilities	(5,426)	2,396
Other non-current liabilities	(75)	(133)
Net cash used in operating activities	(14,616)	(36,939)
Cash flows from investing activities:
Purchases of marketable securities	(9,851)	(3,475)
Maturities of marketable securities	71,979	35,830
Purchases of property and equipment	(13,775)	(39,316)
Net cash provided by (used in) investing activities	48,353	(6,961)
Cash flows from financing activities:
Proceeds from debt, net of discount	—	491
Repayment of debt	(3,000)	(5,333)
Proceeds from issuance of stock-based awards	3,761	3,878
Payment of withholding taxes on stock-based awards	(3,744)	(1,958)
Net cash used in financing activities	(2,983)	(2,922)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(230)	(918)
Net change in cash, cash equivalents, and restricted cash	30,524	(47,740)
Cash, cash equivalents, and restricted cash, beginning of period	44,051	91,840
Cash, cash equivalents, and restricted cash, end of period	$74,575	$44,100
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
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to: the useful lives of property and equipment and intangibles; allowance for sales returns; breakage on loyalty points and rewards, and gift cards; valuation of inventory, stock-based compensation, right-of-use assets, goodwill and acquired intangible assets, and income taxes.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2023, and the results of operations and cash flows for the interim periods presented.
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

As of September 30, 2023 and December 31, 2022, the Company had a deferred revenue liability of $3.4 million and $3.3 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption of $2.1 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $6.7 million and $7.4 million for the nine months ended September 30, 2023 and 2022, respectively. As our loyalty points expire in 12 months and coupon rewards expire in six months, the revenue for the remaining performance obligation is expected to be recognized within a 12-month period.
Gift Cards and Site Credits
The Company sells thredUP gift cards on its e-commerce website and may also convert site credits to thredUP gift cards after one year at the discretion of the Company. thredUP gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of September 30, 2023 and December 31, 2022, $8.9 million and $10.9 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $0.5 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, and $1.7 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to thredUP gift cards after one year at the discretion of the Company. These credits are recognized as revenue when used. As of September 30, 2023 and December 31, 2022, $4.8 million and $7.2 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $10.2 million and $11.9 million for the three months ended September 30, 2023 and 2022, respectively, and $30.1 million and $35.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote. Breakage revenue was $1.9 million and $2.3 million for the three and nine months ended September 30, 2023, respectively. Breakage revenue was not material for the three and nine months ended September 30, 2022.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$68,552	$38,029
Restricted cash included in Other current assets	644	383
Restricted cash included in Other assets	5,379	5,639
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$74,575	$44,051
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. As of September 30, 2023 and December 31, 2022, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of September 30, 2023 and December 31, 2022.
3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$10,096	$—	$—	$10,096
U.S. treasury securities	—	17,571	—	17,571
Commercial paper	—	19,333	—	19,333
U.S. government agency discount notes	—	2,874	—	2,874
Total cash equivalents	10,096	39,778	—	49,874
Marketable securities:
U.S. treasury securities	—	2,480	—	2,480
U.S. government agency bonds	—	3,095	—	3,095
Total marketable securities	—	5,575	—	5,575
Total assets at fair value	$10,096	$45,353	$—	$55,449

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,110	$—	$—	$1,110
Commercial paper	—	14,460	—	14,460
Total cash equivalents	1,110	14,460	—	15,570
Marketable securities:
Corporate debt securities	25,488	—	—	25,488
U.S. treasury securities	19,176	—	—	19,176
U.S. government agency bonds	22,238	—	—	22,238
Total marketable securities	66,902	—	—	66,902
Total assets at fair value	$68,012	$14,460	$—	$82,472

The following tables summarize the cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
U.S. treasury securities	2,482	—	(2)	2,480
U.S. government agency bonds	3,110	—	(15)	3,095
Total	$5,592	$—	$(17)	$5,575

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$25,774	$—	$(286)	$25,488
U.S. treasury securities	19,531	—	(355)	19,176
U.S. government agency bonds	22,679	—	(441)	22,238
Total	$67,984	$—	$(1,082)	$66,902
As of September 30, 2023 and December 31, 2022, the Company’s cash equivalents approximated their estimated fair value. As such, there are no unrealized gains or losses related to the Company’s cash equivalents.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of September 30, 2023, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s U.S. treasury securities, commercial paper, U.S. government agency discount notes, and U.S. government agency bonds were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of September 30, 2023, there were no transfers into or out of Level 3 during the three and nine months ended September 30, 2023. As of September 30, 2023, of the $5.6 million carrying amount of marketable securities, all had a contractual maturity date of less than one year.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Property and equipment	$133,980	$124,412
Less: accumulated depreciation and amortization	(43,710)	(31,930)
Property and equipment, net	$90,270	$92,482
Depreciation and amortization expense of property and equipment was $4.7 million and $2.9 million for the three months ended September 30, 2023 and 2022, respectively, and $11.9 million and $8.3 million for the nine months ended September 30, 2023 and 2022, respectively.

5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $11.5 million and $11.6 million as of September 30, 2023 and December 31, 2022, respectively. The decrease in goodwill during the nine months ended September 30, 2023 was due to foreign currency translation adjustments.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of September 30, 2023 and December 31, 2022 were as follows:

		September 30, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,757	$(1,178)	$3,579
Developed technology	3	4,482	(2,959)	1,523
Trademarks	9	4,305	(947)	3,358
Total		$13,544	$(5,084)	$8,460

		December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,814	$(742)	$4,072
Developed technology	3	4,536	(1,864)	2,672
Trademarks	9	4,351	(596)	3,755
Total		$13,701	$(3,202)	$10,499
The changes in the gross carrying amounts were due to foreign currency translation adjustments.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product, and technology; sales, general, and administrative; and marketing expense, respectively, within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively.
6. Balance Sheet Components
Inventories consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Work in process	$3,222	$2,639
Finished goods	14,951	14,880
Total	$18,173	$17,519
Work in process inventory relates to items that are currently undergoing preparation for sale, including itemization, cleaning, and repair.

Accrued and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Gift card and site credit liabilities	$13,784	$18,101
Deferred revenue	6,807	7,582
Accrued compensation	4,751	4,993
Accrued taxes	4,500	4,326
Accrued vendor liabilities	4,303	9,116
Allowance for returns	4,195	4,907
Accrued other	1,885	1,130
Total	$40,225	$50,155
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of September 30, 2023 and December 31, 2022, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of September 30, 2023 and December 31, 2022, the effective interest rate for borrowings under the Term Loan was 10.73% and 9.70%, respectively.
During the nine months ended September 30, 2023, the Company did not make any borrowings under the Term Loan and repaid a total of $3.0 million on amounts outstanding under the Term Loan. During the nine months ended September 30, 2022, the Company borrowed $0.7 million under the Term Loan and repaid a total of $5.3 million on amounts outstanding under the Term Loan. As of September 30, 2023 and December 31, 2022, the amounts outstanding under the Term Loan were $27.3 million and $30.3 million, respectively.
During the three months ended September 30, 2023 and 2022, the Company incurred $0.7 million and $0.6 million, respectively, of interest costs relating to the Term Loan. There was no capitalized interest during the three months ended September 30, 2023 and $0.5 million was capitalized as part of an asset for the three month ended September 30, 2022.
During the nine months ended September 30, 2023 and 2022, the Company incurred $2.0 million and $1.8 million, respectively, of interest costs relating to the Term Loan, of which $0.6 million and $1.0 million, respectively, were capitalized as part of an asset.

As of September 30, 2023, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2023	$1,000
2024	4,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	27,333
Less: unamortized debt discount	(531)
Less: current portion of long-term debt	(3,834)
Non-current portion of long-term debt	$22,968
8. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	76,866
Class B common stock	120,000	29,971
Total	1,120,000	106,837

	December 31, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	70,723
Class B common stock	120,000	30,809
Total	1,120,000	101,532

9. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 11, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2022 10-K. During the nine months ended September 30, 2023, the Company granted restricted stock units subject to service conditions.

Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Operations, product, and technology	$2,858	$2,480	$9,442	$7,842
Marketing	1,264	818	3,392	2,377
Sales, general, and administrative	3,766	3,879	12,073	10,539
Total stock-based compensation expense	$7,888	$7,177	$24,907	$20,758
Stock-based compensation expense capitalized in internal use software was not material for the three months ended September 30, 2023 and 2022, respectively, and was $0.5 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Stock Options
The following table summarizes the activities for all stock options under the Company’s share-based compensation plans for the nine months ended September 30, 2023:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2022	17,872	$1.97	5.20 years	$1,442
Granted	—	$—
Exercised	(505)	$1.86
Forfeited or expired	(347)	$3.36
Outstanding as of September 30, 2023	17,020	$1.95	4.50 years	$36,049
Exercisable as of September 30, 2023	15,128	$1.91	4.21 years	$32,498

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no options granted during the three and nine months ended September 30, 2023 and 2022. The total intrinsic value of stock options exercised during the nine months ended September 30, 2023 was $0.6 million.
As of September 30, 2023, the total unrecognized compensation cost related to all nonvested stock options was $1.7 million and the related weighted-average period over which it is expected to be recognized was approximately 1.06 years.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s share-based compensation plans for the nine months ended September 30, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022	7,855	$8.01
Granted	8,917	$1.86
Vested	(4,788)	$5.14
Forfeited	(1,075)	$4.65
Outstanding and nonvested as of September 30, 2023	10,909	$4.57

The total vesting date fair value of RSUs that vested during the nine months ended September 30, 2023 was $24.6 million.
During the three months ended March 31, 2023, the Company modified the vesting schedule of substantially all RSUs outstanding as of December 31, 2022 from 4 years to 3 years and recognized compensation expense of $2.4 million related to the acceleration of the vesting schedule.
As of September 30, 2023, the total unrecognized compensation cost related to all nonvested RSUs was $47.0 million and the related weighted-average period over which it is expected to be recognized was approximately 1.88 years.
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
11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the United States. The provision for income tax expense for the three and nine months ended September 30, 2023 and 2022 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2023 and 2022, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2023	September 30, 2022
	(in thousands)
Outstanding stock options	17,020	17,966
Restricted stock units	10,909	8,693
Delayed share issuance related to acquisition	—	131
Employee stock purchase plan	97	230
Total	28,026	27,020

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
thredUP’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers in the U.S. and in Europe to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers love thredUP because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. thredUP’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale. Aside from Clean Out Kits, thredUP also sources inventory from a variety of supply channels, such as wholesale supply in Europe.
In addition to our core marketplace, some of the world’s leading brands and retailers are taking advantage of our RaaS offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and form the backbone of the modern resale experience domestically and internationally.
Key Factors Affecting Our Performance
Macroeconomic Factors
Macroeconomic factors, including inflation, increased interest rates, significant capital market volatility, and global economic and geopolitical developments have direct and indirect impacts on our results of operations that are difficult to isolate and quantify. These factors contributed to increases in our operating costs during 2022 and the first three quarters of 2023 primarily due to increased transportation costs and wage rates. In addition, rising fuel, utility, and food costs, rising interest rates, and recessionary fears may impact customer demand and our ability to forecast consumer spending patterns. We expect some or all of these factors to continue to impact our operations at least throughout the rest of 2023.
Overview of Third Quarter Results
Revenue: Total revenue was $82.0 million, representing an increase of 20.8% year-over-year.
Gross Profit and Margin: Gross profit totaled $56.6 million, representing an increase of 27.3% year-over-year. Gross margin was 69.0%, an increase of 350 basis points from 65.5% in the comparable quarter last year.
Net Loss: Net loss was $18.1 million, or a negative 22.0% of revenue, for the third quarter of 2023, compared to a net loss of $23.7 million, or a negative 34.8% of revenue, for the third quarter of 2022.

Non-GAAP Adjusted EBITDA Loss: Non-GAAP Adjusted EBITDA loss was $3.6 million, or a negative 4.4% of revenue, for the third quarter of 2023, compared to Non-GAAP Adjusted EBITDA loss of $11.0 million, or a negative 16.2% of revenue, for the third quarter of 2022. Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.
Active Buyers and Orders: Active Buyers totaled 1.8 million and Orders totaled 1.8 million in the third quarter of 2023, representing an increase of 4.1% and an increase of 11.4%, respectively, compared to the third quarter of 2022.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30, 2023	September 30, 2022	Change		September 30, 2023	September 30, 2022	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,763	1,694	4.1%		1,763	1,694	4.1%
Orders	1,803	1,618	11.4%		5,103	4,962	2.8%
Total revenue	$82,049	$67,945	20.8%		$240,629	$217,061	10.9%
Gross profit	$56,627	$44,496	27.3%		$163,452	$147,372	10.9%
Gross margin	69.0%	65.5%	350	bps	67.9%	67.9%	—	bps
Net loss	$(18,082)	$(23,678)	(23.6)%		$(56,635)	$(72,785)	(22.2)%
Net loss margin	(22.0)%	(34.8)%	1,280	bps	(23.5)%	(33.5)%	1,000	bps
Non-GAAP Adjusted EBITDA loss(1)	$(3,588)	$(11,041)	(67.5)%		$(15,235)	$(37,545)	(59.4)%
Non-GAAP Adjusted EBITDA loss margin(1)	(4.4)%	(16.2)%	1,180	bps	(6.3)%	(17.3)%	1,100	bps

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

Non-GAAP Financial Metrics
Non-GAAP Adjusted EBITDA Loss and Non-GAAP Adjusted EBITDA Loss Margin
Non-GAAP Adjusted EBITDA loss means net loss adjusted to exclude, where applicable in a given period, interest expense, provision for income taxes, depreciation and amortization, stock-based compensation expense, acquisition-related expenses, and severance and other charges. Non-GAAP Adjusted EBITDA loss margin represents Non-GAAP Adjusted EBITDA loss divided by Total revenue. We use Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, non-GAAP metrics, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Non-GAAP Adjusted EBITDA loss:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Net loss	$(18,082)	$(23,678)	$(56,635)	$(72,785)
Interest expense	732	103	1,530	764
Provision for income taxes	3	9	24	31
Depreciation and amortization	5,364	3,539	13,881	10,217
Stock-based compensation expense	7,888	7,177	24,907	20,758
Severance and other	507	1,809	1,058	3,470
Non-GAAP Adjusted EBITDA loss	$(3,588)	$(11,041)	$(15,235)	$(37,545)
Total revenue	$82,049	$67,945	$240,629	$217,061
Non-GAAP Adjusted EBITDA loss margin	(4.4)%	(16.2)%	(6.3)%	(17.3)%
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Consignment revenue	$57,838	$41,553	$16,285	39.2%	$157,732	$137,524	$20,208	14.7%
Product revenue	24,211	26,392	(2,181)	(8.3)%	82,897	79,537	3,360	4.2%
Total revenue	$82,049	$67,945	$14,104	20.8%	$240,629	$217,061	$23,568	10.9%
Consignment revenue as a percentage of total revenue	70.5%	61.2%			65.5%	63.4%
Product revenue as a percentage of total revenue	29.5%	38.8%			34.5%	36.6%
Total revenue increased $14.1 million, or 20.8%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase in revenue for the three months ended September 30, 2023 as compared to the same period in 2022 was due to an 11.4% increase in Orders and a 4.1% increase in Active Buyers.
Total revenue increased $23.6 million, or 10.9%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase in revenue for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to a 4.1% increase in Active Buyers and a 2.8% increase in Orders.

Cost of Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$10,131	$9,087	$1,044	11.5%	$28,931	$29,354	$(423)	(1.4)%
Cost of product revenue	15,291	14,362	929	6.5%	48,246	40,335	7,911	19.6%
Total cost of revenue	$25,422	$23,449	$1,973	8.4%	$77,177	$69,689	$7,488	10.7%
Gross profit	$56,627	$44,496	$12,131	27.3%	$163,452	$147,372	$16,080	10.9%
Gross margin	69.0%	65.5%			67.9%	67.9%
Gross margin was 69.0% and 65.5% for the three months ended September 30, 2023 and 2022, respectively, or an increase of 350 basis points, and 67.9% for the nine months ended September 30, 2023 and 2022.
Consignment revenue is recognized net of seller payouts and cost of items sold, whereas for product revenue, seller payouts and cost of items sold are included as a component of cost of revenue. As such, product revenue has a lower gross margin than consignment revenue.
The increase in gross margin for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the mix shift between consignment and product revenue as our RaaS partners transition to the consignment model. Consignment revenue increased by 39.2% while product revenue decreased by 8.3%. The increase in gross margin was primarily due to a 340 basis point decrease in shipping, labor and packaging costs as a percentage of revenue.
Gross margin for the nine months ended September 30, 2023 was flat as compared to the same period in 2022, which was due to a 210 basis point increase in payouts, offset by a similar decrease in shipping, labor and packaging costs.
Cost of Consignment Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$10,131	$9,087	$1,044	11.5%	$28,931	$29,354	$(423)	(1.4)%
Consignment gross margin	82.5%	78.1%			81.7%	78.7%
Consignment gross margin was 82.5% and 78.1% for the three months ended September 30, 2023 and 2022, respectively, or an increase of 440 basis points, and 81.7% and 78.7% for the nine months ended September 30, 2023 and 2022, respectively, or an increase of 300 basis points.
The increase in consignment gross margin for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to a 410 basis point decrease in outbound shipping, labor and packaging costs.
The increase in consignment gross margin for the nine months ended September 30, 2023 as compared to the same period in 2022 was primarily due to a 290 basis point decrease in outbound shipping, labor and packaging costs.

Cost of Product Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$15,291	$14,362	$929	6.5%	$48,246	$40,335	$7,911	19.6%
Product gross margin	36.8%	45.6%			41.8%	49.3%
Product gross margin was 36.8% and 45.6% for the three months ended September 30, 2023 and 2022, respectively, or a decrease of 880 basis points, and 41.8% and 49.3% for the nine months ended September 30, 2023 and 2022, respectively, or a decrease of 750 basis points.
The decrease in product gross margin for the three months ended September 30, 2023 as compared to the same period in 2022 was primarily due to the growth of our European operations as a percentage of product revenue, which has lower gross margin, partially offset by a 340 basis point decrease in labor, shipping and packaging costs.
The decrease in product gross margin for the nine months ended September 30, 2023 as compared to the same period in 2022 was due to the growth of our European operations as a percentage of product revenue, which has lower gross margin, partially offset by a 100 basis point decrease in labor, shipping and packaging costs.
Operations, Product, and Technology

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$40,355	$38,702	$1,653	4.3%	$118,473	$121,824	$(3,351)	(2.8)%
Operations, product, and technology as a percentage of total revenue	49.2%	57.0%			49.2%	56.1%
Operations, product, and technology expenses increased $1.7 million, or 4.3%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily due to a $1.7 million increase in facilities, technology, and other allocated costs and a $0.4 million increase in personnel-related costs, offset by a $0.3 million decrease in inbound shipping costs and a $0.2 million decrease in professional services.
Operations, product, and technology expenses decreased $3.4 million, or 2.8% for the nine months ended September 30, 2023 as compared to the same period in 2022. The decrease was due to a $4.7 million decrease in personnel-related costs, a $1.0 million decrease in inbound shipping, and a $0.9 million decrease in professional services, offset by a $3.2 million increase in facilities, technology, and other allocated costs.

Marketing

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Marketing	$19,406	$14,752	$4,654	31.5%	$54,919	$51,370	$3,549	6.9%
Marketing as a percentage of total revenue	23.7%	21.7%			22.8%	23.7%
Marketing expenses increased $4.7 million, or 31.5%, for the three months ended September 30, 2023 as compared to the same period in 2022. The increase was due to a $4.6 million increase in social advertising and other lead generation costs and a $0.8 million increase in personnel-related costs, partially offset by a $0.6 million decrease in professional services and other costs.
Marketing expenses increased $3.5 million, or 6.9%, for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was due to a $2.9 million increase in social advertising and other lead generation costs and a $1.8 million increase in personnel-related costs, of which $1.0 million was related to stock-based compensation expense, partially offset by a $1.1 million decrease in professional services and other costs.
Sales, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$15,058	$15,232	$(174)	(1.1)%	$47,147	$47,276	$(129)	(0.3)%
Sales, general, and administrative as a percentage of total revenue	18.4%	22.4%			19.6%	21.8%
Sales, general and administrative decreased $0.2 million, or 1.1%, for the three months ended September 30, 2023 as compared to the same period in 2022. The decrease was due to a $0.3 million decrease in personnel-related costs, partially offset by a $0.1 million increase in facilities, technology, and other costs.
Sales, general, and administrative expenses remained flat for the nine months ended September 30, 2023 as compared to the same period in 2022, which was due to a $2.3 million decrease in professional services, partially offset by a $1.6 million increase in personnel-related costs and a $0.6 million increase in facilities, technology, and other costs.
Interest Expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Interest expense	$732	$103	$629	610.7%	$1,530	$764	$766	100.3%
Interest expense increased $0.6 million for the three months ended September 30, 2023 as compared to the same period in 2022. The increase during the three months ended September 30, 2023 was primarily due to $0.5 million of capitalized interest expense during the three months ended September 30, 2022 in conjunction with the build-out of our distribution centers. There was no such capitalized interest during the three months ended September 30, 2023.

Interest expense increased $0.8 million for the nine months ended September 30, 2023 as compared to the same period in 2022. This increase was primarily due to a $0.6 million increase in interest costs and a $0.3 million decrease in capitalized interest expense in conjunction with the build-out of our distribution centers, offset by a $0.1 million decrease in amortization of debt issuance costs.
Other Income, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2023	September 30, 2022	Amount	%	September 30, 2023	September 30, 2022	Amount	%
	(in thousands, except percentages)
Other income, net	$(845)	$(624)	$(221)	35.4%	$(2,006)	$(1,108)	$(898)	81.0%
Other income, net increased $0.2 million for the three months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily due to an increase in interest income on our marketable securities due to a higher interest rate environment.
Other income, net increased $0.9 million for the nine months ended September 30, 2023 as compared to the same period in 2022. The increase was primarily due to an increase in interest income on our marketable securities due to a higher interest rate environment.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of September 30, 2023, we had cash, cash equivalents and short-term marketable securities of $74.1 million. Additionally, we have a term loan facility (“Term Loan”) under which $38.0 million remained available to be drawn as of September 30, 2023 and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses and negative cash flows from operations to continue in 2023 as we continue to invest in growing our business and our infrastructure. Our primary use of cash includes operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months to meet our short- and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will be limited in the remainder of 2023 as we have completed the first phase of our new distribution center in Texas. We may seek additional equity or debt financing. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2022 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(14,616)	$(36,939)
Investing activities	48,353	(6,961)
Financing activities	(2,983)	(2,922)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(230)	(918)
Net change in cash, cash equivalents and restricted cash	$30,524	$(47,740)
Changes in Cash Flows from Operating Activities
Net cash used in operating activities was $14.6 million during the nine months ended September 30, 2023, compared to net cash used of $36.9 million during the nine months ended September 30, 2022. Operating cash flows during the nine months ended September 30, 2023 reflect our net loss of $56.6 million, non-cash adjustments of $43.6 million primarily for depreciation, amortization, stock-based compensation, and the reduction of the carrying amount of right of use assets, and a net cash outflow of $1.6 million due to changes in our operating assets and liabilities. The $1.6 million outflow from changes in operating assets and liabilities was primarily due to a $12.0 million decrease due to lower operating lease liabilities and accrued liabilities, and higher accounts receivable and inventory, partially offset by a $10.5 million increase due to higher seller payables and accounts payable and lower other current and non-current assets.
Changes in Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 increased $55.3 million as compared to the same period in 2022. The increase in cash inflows was primarily due to an increase in cash inflows of $29.8 million from net maturities of marketable securities and a $25.5 million decrease in purchases of property and equipment in the current period.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 increased $0.1 million as compared to the same period in 2022 which was primarily due to a decrease of $2.3 million in repayments of debt, offset by a net decrease of $1.9 million in cash outflows related to stock-based award activity.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents of $68.6 million and marketable securities of $5.6 million, consisting primarily of money market funds, commercial paper, corporate debt securities, U.S. treasury securities and U.S. government agency bonds and discount notes, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 6.00%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, our annual interest expense would not materially increase or decrease. See the risk factor discussion captioned "Risks Relating to Our Indebtedness and Liquidity—Recent events affecting the financial services industry could have an adverse impact on our business, results of operations and financial conditions" under Part II, Item 1A of this Quarterly Report on Form 10-Q for more discussion on adverse developments affecting the financial services industry that may have an adverse impact on our business, results of operations and financial conditions.
Inflation Risk
As of September 30, 2023, inflation remains at elevated levels in the U.S. and overseas where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of September 30, 2023, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as an unfavorable foreign currency translation adjustment of $0.8 million during the nine months ended September 30, 2023, which was recognized in accumulated other comprehensive loss within our condensed consolidated balance sheet.

A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, no evaluation of control can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has put in place processes and controls and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
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
Item 1A.    Risk Factors
The Company is supplementing the risk factors previously disclosed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 7, 2023 (our “Fiscal 2022 10-K”) and Part II, Item 1A, Risk Factors, of our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2023 (“Q1 2023 10-Q”) and the quarter ended June 30, 2023 (“Q2 2023 10-Q”) to include the following risk factors, which should be read in conjunction with the other risk factors presented in our Fiscal 2022 10-K, our Q1 2023 10-Q and our Q2 2023 10-Q.

Our business is affected by seasonality and we may be adversely affected by weather conditions, including any potential effects from climate change.

Seasonality in our core marketplace does not follow that of traditional retailers, such as typical concentration of revenue in the holiday quarter, and we see relatively stable demand from our buyers throughout the year. However, our business has in the past, and may in the future be adversely affected by unseasonable weather conditions, including those resulting from climate change in both our U.S. and EU markets. For example, we have observed that periods of unseasonably warm weather in the fall and winter may lead to reduced consumer spending on winter apparel that tends to have a higher average selling price, which negatively impacts our business. The effects of unseasonably warm weather are particularly pronounced on our Remix platform, which unlike our core marketplace, tends to see an increased concentration of revenue in winter months due to increased sales of winter apparel. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. Any and all of these risks may materially and adversely affect our financial condition, results of operations and cash flows.

We rely on consumer discretionary spending and have been and may continue to be adversely affected by economic downturns and other macroeconomic conditions or trends.

Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include economic downturns, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, inflation, resumption of federal student loan payments, fluctuating fuel and other energy costs, fluctuating commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, hurricanes and wildfires; unforeseen public health crises, such as pandemics and epidemics, including the COVID-19 pandemic; political crises, such as a government shutdown, terrorist attacks, war and other incidents of political instability, such as Russia’s invasion of Ukraine and the Israel-Hamas war; or other catastrophic events, whether occurring in the United States or internationally.

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
Date: November 6, 2023