Form 10-K
period 2023-12-31
ThredUp Inc.
filed 2024-03-05
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $139.9 million based upon the last reported sales price for such date on the Nasdaq Global Select Market.
There were 78,885,427 shares of Class A common stock and 29,944,156 shares of Class B common stock outstanding as of February 26, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including the effects of foreign currency exchange rate fluctuations, inflationary pressures, increased interest rates, cybersecurity risks, changing consumer habits, climate change and extreme weather events and general global economic uncertainty;
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

PART I
Item 1.    Business
ThredUp operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire the world to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in January 2023.
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers in the United States (“U.S.”) and in Europe to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers love ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those accepted items available for resale. In addition to Clean Out Kits, ThredUp also sources inventory from a variety of supply channels, such as wholesale supply in Europe.
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
We have built a differentiated and defensible operating platform to enable resale at scale, combining:
•Distributed Processing Infrastructure. Our infrastructure is purpose-built for “single SKU” logistics, meaning that the vast majority of items processed are unique, came from or belong to an individual seller and is individually tracked using its own stock keeping unit (“SKU”). As of December 31, 2023, we operated distribution centers that could collectively hold more than 12.0 million items in locations across the United States and Europe. Our operations are highly scalable, and we have the ability to process more than 100,000 unique SKUs per day across our existing distribution center footprint. We drive continuous operational efficiency through proprietary technology and ongoing automation of our infrastructure. Our existing United States-based processing and distribution centers are located in Arizona, Georgia, Pennsylvania, and Texas. By locating our facilities in strategic locations across the country, we can be closer to our buyers and sellers, which allows us to reduce shipping times in transit, and lower our inbound and outbound shipping costs. Our European-based distribution center, which services nine countries in Central and Eastern Europe, is located in Sofia, Bulgaria.
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
•Data Science Expertise. We harness our robust, structured data set across our business to optimize economic decisions, such as pricing, seller payouts, item acceptance, merchandising and sell-through. We also leverage data to power efficient customer acquisition and lifetime engagement, and to provide a personalized shopping experience. ThredUp’s data science portfolio leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to identify trends, anomalies and correlations, provide alerts and initiate business processes.
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

We recognize revenue from our Remix platform primarily through direct product sales. We anticipate that over time revenue from the Remix platform will increasingly involve consignment sales as we have started to transition it to the Clean Out Kit model we pioneered in the United States market.
Revenue from our RaaS offerings typically includes an upfront integration fee as well as ongoing service fees which are then recorded to consignment revenue. With RaaS, brands and retailers are leveraging our operating platform to deliver resale experiences to their customers across three main service modules: our Clean Out service, our cashout marketplace, and our full-service resale shops. This suite of offerings is called “Resale 360” and enables our RaaS clients to drive incremental revenue and access new customers while promoting a circular business model. As of December 31, 2023, we worked with over 50 RaaS clients, including Gap, Reformation, Madewell, Abercrombie, Cuyana and Hollister.

We have methodically scaled operating capacity and revenue, while increasing gross profit and improving our operating performance. During the year ended December 31, 2023, our buyers placed 6.9 million Orders, up 6.2% as compared to the same period in 2022.
Competition
Although we have built a scaled and highly differentiated platform and managed marketplace, we face intense competition. Our competitors include other apparel retailers, particularly retailers at an off-price or fast-fashion price point, vendors of new and secondhand items, including branded goods stores, local, national and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer retailers, discount chains, independent retail stores, the online offerings of these traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar goods and services that we offer. Competitors offering the same or similar goods or services include:
•secondhand marketplaces, such as eBay, Goodwill, Mercari, Poshmark, The RealReal, Vinted and Vestiaire Collective;
•large online retailers, such as Amazon.com, Inc., Target Corporation, Kohl’s Corporation and Walmart Inc.; and
•off-price retailers, such as Burlington Stores, Inc., Ross Stores, Inc. and The TJX Companies, Inc.
Additionally, we experience competition for consumer discretionary spending from other product and experiential categories. See the section titled “Risk Factors—Risks Relating To Our Business and Industry—The market in which we participate is competitive and rapidly changing, and if we do not compete effectively with established companies as well as new market entrants or maintain and develop strategic relationships with third parties, our business, results of operations and financial condition could be harmed.”
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

We also hold trademarks in the United States as well as in other jurisdictions. “THREDUP” and “Think Secondhand First” are our registered trademarks in the United States. We have additional registered trademarks in the United States and “THREDUP” is registered in certain other non-United States jurisdictions. We also hold European Union trademarks for our Remix logo. We will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective. Other trademarks and trade names referred to in this annual report are the property of their respective owners.
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
Apparel, shoes and accessories sold by us are also subject to regulation in the United States by governmental agencies, including the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements, flammability testing and product safety. We are also subject to environmental laws, rules and regulations. Similarly, apparel, shoes and accessories sold by us are also subject to import regulations in the United States concerning the use of wildlife products for commercial and non-commercial trade, including the United States Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in 2023 or in the near future.
Human Capital Resources
As of December 31, 2023, we had 2,377 employees and professional contractors, including 1,984 distribution center employees. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good. We supplement our workforce with contractors and consultants in the United States and internationally, including Ukrainian information technology, or IT, specialists. These Ukrainian IT specialists, who provide services on our behalf, are registered as “private entrepreneurs” with the tax authorities of Ukraine and operate as independent contractors. While we do not anticipate a reduction in force due to conflict in Ukraine, we anticipate that at least some of our Ukrainian IT specialists may be unable to work while the military conflict is unresolved.

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
We believe that a unique perspective is critical to solving complex problems and inspiring the world to think secondhand first. Overall, as of December 31, 2023, 67% of our workforce identifies as female and 73% of our workforce identifies as minority, including 59% as Black or Latinx. As of December 31, 2023, 63% of our senior leadership team, which includes executives, senior vice presidents, vice presidents, senior directors, directors and general managers of operations, identifies as female and 21% of our senior leadership team identifies as minority, including 4% as Black or Latinx.
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
•If we fail to attract a sufficient amount of high-quality and desirable secondhand items, our business, results of operations and financial condition could be harmed.
•Our business, including our costs and supply of secondhand items, is subject to risks associated with sourcing, itemizing, warehousing and shipping.
•We have experienced growth in many of our recent periods and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations and financial condition could be harmed.
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
If we fail to attract a sufficient amount of high-quality and desirable secondhand items, our business, results of operations and financial condition could be harmed.
Our success depends on our ability to cost-effectively attract high-quality secondhand items by attracting new sellers and retaining existing sellers, such that they choose ThredUp to list their items. Numerous factors, however, may impede our ability to attract new sellers and retain existing sellers with high-quality secondhand items. To expand our base of secondhand items for resale, as well as our base of sellers, we must appeal to and engage individuals new to selling secondhand items or who have sold secondhand items through traditional brick-and-mortar shops but are unfamiliar with our business. We find new sellers by converting buyers using our marketplaces, our RaaS offerings, referral programs, organic word of mouth and other methods of discovery, such as mentions in the press. We cannot be certain that these efforts will result in more supply of high-quality and desirable secondhand items or sellers or that these efforts will be cost-effective. Our ability to attract new and recurring high-quality and desirable secondhand items from new sellers and existing sellers depends on other factors, such as our ability to enhance and improve our marketplaces, our ability to process the items sent to us by sellers in a timely manner, sellers’ perceptions of whether payouts they are receiving are adequate and timely compensation for their items and the perceived quality of the items sold and purchased on our marketplaces. If we are unable to meet seller standards and drive repeat supply, our existing sellers may not choose to send us secondhand items for resale to the same extent, in terms of quality, value or volume, in the future. Further, failure to generate sufficient high-quality secondhand items and attract new sellers and retain existing sellers could harm our business, results of operations and financial condition. For instance, if our sellers send lower quality or less desirable secondhand items that we are unable to resell in our marketplaces, then we will incur expense to sort and process such lower quality secondhand items and detract resources from processing re-sellable secondhand items. Additionally, if sellers substantially increase the initial price of their items that we list on our marketplaces and subsequently reclaim these items if they do not sell within the listing window, our business could be harmed because these activities may negatively affect sell-through rates and gross margin.
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
Our business and results of operations are subject to global economic conditions and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include economic downturns, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values, home foreclosures and reductions in home values, higher interest rates, limited credit availability, inflation, resumption of federal student loan payments, higher fuel and other energy costs, increased costs of logistics, higher commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, extreme weather events and wildfires; unforeseen public health crises, such as pandemics and epidemics, including the COVID-19 pandemic; political crises, such as a government shutdown, terrorist attacks, war and other incidents of political instability, such as Russia’s invasion of Ukraine, and the Israel-Hamas war and other conflicts in the Middle East or other catastrophic events, whether occurring in the United States or internationally.
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
The markets for secondhand and resale items are highly competitive. We compete with vendors of new and secondhand items, including branded goods stores, local, national and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer, retailers, discount chains, independent retail stores, the online offerings of traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar goods and services that we offer. We believe our ability to compete depends on many factors, many of which are beyond our control, including:
•cost effectively attracting and retaining buyers and sellers and increasing the volume of secondhand items they buy and sell;

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
Many of our existing competitors have, and some of our potential competitors or potential alliances among competitors could have, substantial competitive advantages such as greater brand name recognition and longer operating histories, larger fulfillment infrastructures, greater technical capabilities, faster shipping times, lower cost shipping, broader supply, established relationships with a larger existing buyer and/or seller base, superior or more desirable secondhand items for sale or resale, greater customer service resources, greater financial, marketing, institutional and other resources than we do, greater resources to make acquisitions, lower labor and development costs, larger and more mature intellectual property portfolios, and substantially greater financial, technical and other resources than we do. Such competitors with greater financial and operating resources may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and derive greater revenue and profits from their existing buyer bases, adopt more aggressive pricing policies to build larger buyer or seller bases, or respond more quickly than we can to new or emerging technologies, such as artificial intelligence and machine learning and changes in consumer shopping behavior.
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
Conditions in our market could also change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation, and it is uncertain how our market will evolve. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer buyers and sellers, reduced revenue, gross profit, and gross margins, increased net losses and loss of market share. Any failure to meet and address these factors could harm our business, results of operations and financial condition.

We have experienced growth in many of our recent periods and those growth rates may not be indicative of our future growth. If we fail to manage our growth effectively, we may be unable to execute our business plan and our business, results of operations and financial condition could be harmed.
We have experienced, and may continue to experience, growth in certain recent periods, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. Additionally, our organizational structure is becoming more complex as we scale our operational, financial and management controls as well as our reporting systems and procedures.
To manage growth in our operations and the growth in the number of buyers and sellers on our platform, we will need to continue to grow and improve our operational, financial and management controls and our reporting systems and procedures. We will need to maintain or increase the automation of our distribution centers and continue to improve how we apply data science to our operations. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, marketing, operations, administrative, financial, customer support, engineering and other resources. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, our employee morale, productivity and retention could suffer, which could negatively affect our brand and reputation and harm our ability to cost effectively attract new buyers and sellers and to grow our business. In addition, future growth, such as the potential expansion of our operations internationally or expansion into new categories of offerings, either organically or through acquisitions, would require significant capital expenditures, which could adversely affect our results of operations, and the allocation of valuable management resources to grow and change in these areas.
Our revenue was $322.0 million and $288.4 million for the years ended December 31, 2023 and 2022, respectively, representing annual growth of 12% and 15%, respectively. In future periods, we may not be able to sustain or increase revenue growth rates consistent with recent history, or at all. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
•cost effectively attract and retain new and existing buyers and sellers and grow our supply of high-quality secondhand items for resale through our marketplaces;
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
•adapt to changing conditions in our industry ; and
•comply with regulations applicable to our business.
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
We experienced net losses of $71.2 million and $92.3 million in the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur net losses and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Because the market for secondhand items is evolving, particularly the online resale of secondhand items, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we expand our operations and infrastructure, make significant investments in our marketing initiatives, develop and introduce new technologies and automation and hire additional personnel. Additionally, during periods of increased investment in growth, we expect our operating expenses related to inbound processing, operations and technology could increase as a percentage of revenue. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow and comply with rules and regulations of being a public company, we will incur significant legal, accounting and other expenses. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the market price of our Class A common stock to decline.
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
•fluctuations in the levels or quality of secondhand items on our marketplaces;
•fluctuations in capacity as we expand our operations;
•our success in engaging existing buyers and sellers and cost effectively attracting new buyers and sellers;
•our ability to meet the expectations of sellers that we will process their Clean Out Kits in a timely manner;
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
•pricing pressure as a result of competition, economic conditions, shipment delays or otherwise;
•costs and timing of expenses related to the acquisition of talent, technologies, intellectual property or businesses, including potentially significant amortization costs and possible write-downs;
•public health crises, including the COVID-19 pandemic; and
•general economic conditions throughout the world, including the inflation and interest rate environment, military conflicts, including Russia’s invasion of Ukraine, the Israel-Hamas war, other conflicts in the Middle East, and geopolitical uncertainty and instability.
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

Further, the success of our business depends on our ability to maintain our current distribution centers and, in the future, secure additional distribution centers that meet our business needs and are also in geographic locations with access to a large, qualified talent pool. We have processing and distribution centers across four strategic U.S. locations: Arizona, Georgia, Pennsylvania and Texas. Space in well-positioned geographic locations has in the past, and may in the future be scarce, and where it is available, the lease terms offered by landlords are increasingly competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. Due to the competitive nature of the real estate market in the locations where we currently operate, we may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new distribution centers in optimal geographic locations in the future or maintain our current distribution centers could harm our business, results of operations and financial condition.
We may not realize expected savings or benefits from restructuring activities.
We have reduced our cost structure to better align the operational needs of the business to current economic conditions. We may have additional restructuring initiatives in the future to improve our operations, respond to changes in business conditions and markets and to streamline certain key functions to reduce costs. We may not realize expected savings or benefits from restructuring activities, incur additional restructuring charges and experience loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products. These factors could negatively impact our business, results of operations and financial condition.
If we are unable to successfully leverage technology to automate and drive efficiencies in our operations, our business, results of operations and financial condition could be harmed.
We are continuing to build automation, artificial intelligence, machine learning and other capabilities to drive efficiencies in our distribution center operations. As we continue to enhance automation and add capabilities, our operations may become increasingly complex. While we expect these technologies to improve productivity in many of our merchandising operations, including processing, itemizing, listing and selling, any flaws, bugs or failures of such technologies could cause interruptions in and delays to our operations, which may harm our business. We are increasing our investment in technology, software and systems to support these efforts, but such investments may not increase productivity, maintain or improve the experience for buyers and sellers or result in more efficient operations. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption. While we have created our own proprietary technology to operate our business, we also rely on technology from third parties. For example, to run our inbound operations, we leverage third-party machine learning software that analyzes data that we use in our proprietary algorithms for determining the optimal list price. We have also integrated third-party software to help operate our automated carousels and conveyors in our distribution centers. If these technologies do not increase our operational efficiency in accordance with our expectations, third parties change the terms and conditions that govern their relationships with us, or if competition increases for the technology and services provided by third parties, our business may be harmed. If we are no longer able to rely on such third parties, we would be required to either seek licenses to technologies or services from other third parties and redesign aspects of business and operations to function with such technologies or services or develop such technologies ourselves, either of which would result in increased costs and could result in operational delays until equivalent technologies can be licensed or developed and integrated into our business and operations. In addition, if we are unable to enhance automation to our operations, we may be unable to reduce the costs of processing supply and fulfilling orders, which could cause delays in buyers receiving their purchases and sellers receiving their payouts. As a result, our reputation and our relationships with our buyers and sellers could be harmed, which could harm our business, results of operations and financial condition.
National retailers and brands set their own retail prices and promotional discounts on new items, which could adversely affect our value proposition to buyers and harm our business, results of operations and financial condition.

National retailers and brands set pricing for their own new retail items, which can include promotional discounts. Promotional pricing by these parties may adversely affect the relative value of secondhand items offered for resale with us, and, in turn, our revenue, results of operations and financial condition. In order to attract buyers to our marketplaces, the prices for the secondhand and resale items sold through our marketplaces may need to be lowered in order to compete with pricing strategies employed by national retailers and brands for their own new retail items, which could negatively affect revenue growth, results of operations and financial condition. We have experienced a reduction in our revenue in the past due to reductions and fluctuations in the price of new retail items sold by national retailers and brands, and we anticipate similar reductions and fluctuations could occur in the future, such as due to a decrease in the price of new retail items in light of economic downturns, macroeconomic uncertainty, inflation or other geopolitical instability. These pricing changes and promotional discounts could, as a result, adversely affect our business, results of operations and financial condition.
We use data science to predict buyer and seller preferences, and if we do not accurately predict evolving preferences of our buyers and sellers it could harm our business, results of operations and financial condition.
Our success is in large part dependent upon our ability to anticipate and identify trends in the market for secondhand items in a timely manner and to obtain a supply of secondhand items that addresses those trends by attracting and retaining sellers who send in high-quality secondhand items. We use data science to predict buyer and seller preferences, which we in turn use to ensure our buyers are looking at secondhand items that they are interested in purchasing on our marketplaces. There can be no assurance that our data science will accurately anticipate buyer or seller preferences and, if our predictions are inaccurate, we will not be able to optimize our buyers’ and sellers’ experience on our marketplaces. Lead times relating to these changing preferences may make it difficult for us to respond rapidly to new or changing trends. We have begun to expand our offerings beyond our core marketplace and to expand our RaaS offerings and the impact on our business from these new offerings and RaaS offerings is not clear as it is difficult to accurately predict buyer and seller preferences. To the extent we do not accurately predict the evolving preferences of our buyers and sellers, it could harm our business, results of operations and financial condition. In addition, issues in the use of artificial intelligence in our platform may result in reputational harm or liability. ThredUp’s data science portfolio also leverages machine learning algorithms, predictive analytics, and other artificial intelligence technologies to identify trends, anomalies and correlations, provide alerts and initiate business processes. Artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Artificial intelligence algorithms may be flawed, unreliable or we may not have access to certain artificial intelligence technologies. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of artificial intelligence solutions. These deficiencies could undermine the decisions, predictions, or analysis artificial intelligence applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm.
We may experience damage or destruction to our distribution centers in which we store all of the secondhand and resale items we offer through our marketplaces, which may harm our business, results of operations and financial condition.
We store the majority of the secondhand items we offer through our marketplaces in our current processing and distribution centers in Arizona, Georgia, Pennsylvania and Texas. Our processing and distribution centers, as well as our headquarters, are located in areas that have a history of natural disasters, including severe weather events, rendering our distribution centers vulnerable to damage. Any large-scale damage to or catastrophic loss of secondhand and resale items stored in one of our distribution centers, due to natural disasters or man-made disasters such as arson, theft or otherwise would result in liability to our sellers for the expected payout commission liability for the lost items, reduction in the value of our inventory and a significant disruption to our business.
Additionally, given the nature of the unique selection of secondhand and resale items we offer on our marketplaces, our ability to restore such secondhand items on our marketplaces would take time and would result in a limitation and delay of available supply for buyers, which would negatively impact our revenue and results of operations. Further, natural disasters, such as earthquakes, hurricanes, tornadoes, fires, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as Russia’s invasion of Ukraine and the Israel-Hamas war, terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and distribution centers or the operations of one or more of our third-party providers or vendors.

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
Seasonality in our core marketplace does not necessarily follow that of traditional retailers, such as typical concentration of revenue in the holiday quarter, and we have seen a relatively linear revenue pattern throughout the year compared to traditional retailers. However, our business has in the past, and may in the future be adversely affected by unseasonable weather conditions, including those resulting from climate change in both our U.S. and EU markets. For example, we have observed that periods of unseasonably warm weather in the fall and winter may lead to reduced consumer spending on winter apparel that tends to have a higher average selling price, which negatively impacts our business. The effects of unseasonably warm weather are particularly pronounced on our Remix platform, which unlike our core marketplace, tends to see an increased concentration of revenue in winter months due to increased sales of winter apparel. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. Any and all of these risks may materially and adversely affect our financial condition, results of operations and cash flows.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.
We currently rely on both national and regional vendors for our shipping of purchases to buyers, the shipping of supplied secondhand items by sellers and the shipping of items between our distribution centers to consolidate orders. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, it could negatively impact our business and results of operations and negatively affect the experiences of our buyers and sellers, which could affect the degree to which they continue to buy and supply secondhand items on our marketplaces. For instance, our current shipping arrangement with FedEx Corporation (“FedEx”) includes volume based pricing incentives and discounts. If we fall below the volume threshold under our arrangement with FedEx, either due to a decrease in outbound shipments from our distribution centers, or because we meet our shipping needs with other carriers aside from FedEx, then we would no longer benefit from the FedEx discount, thereby leading to an increase in our shipping costs. In addition, our ability to receive inbound secondhand items efficiently and ship secondhand items to buyers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, or acts of war or terrorism. Disruption to delivery services due to inclement weather could result in delays that could adversely affect our reputation, business and results of operations. If our secondhand items are not delivered in a timely fashion or are damaged or lost during the supply or the delivery process, our buyers or sellers could become dissatisfied and cease using our marketplaces, which could adversely affect our business and results of operations. Furthermore, the current volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. In May 2022, partly as a result of rising costs, we announced a price increase in standard shipping fees for our customers. In the future, however, we may not be able to pass such increases on to our customers.
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
Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform and our ability to hire and retain personnel, including employees and international contractors. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Weak or volatile economic conditions in the global economy or individual markets, changes in gross domestic product growth, financial and credit market fluctuations, inflation, labor shortages, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States and in the European region or elsewhere, including the Israel-Hamas war and other conflicts in the Middle East, and other events outside of our control could cause customers and prospective customers to reduce spending, and demand for our offerings may decline. Additionally, economic downturns could result in our RaaS relationships terminating or limiting their arrangements with us as retailers focus on general cost reductions in the face of macroeconomic uncertainty. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and may increase our expenses. If our customers reduce their spending on our products, or prospective customers delay spending on our products, as a result of a weak economy, this could adversely affect our business and financial results.
In particular, given our investment in our software development capabilities in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine could negatively affect our business. Political and military events in Ukraine, including the 2022 Russian invasion of Ukraine, as well as ongoing tensions and intermittent warfare between Ukraine and Russia since the 2014 Russian annexation of Crimea, challenging relations between the United States and its allies, and Russia, and sanctions by the United States and the EU against Russia may also have an adverse impact on our ability to grow our business and negatively affect our results of operations. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the conflict in Ukraine persists and our Ukrainian personnel are unable to work as a result, our results of our operations and our financial condition could be adversely affected.
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

For buyers, maintaining our brand and reputation requires that we foster trust through timely and reliable fulfillment of orders, responsive and effective customer service, a broad supply of desirable brands and secondhand items and an exciting and user-friendly interface on our marketplaces and through our RaaS relationships. For sellers, maintaining our brand and reputation requires that we balance desirable supply for our buyers with a convenient seller service that is consistent and timely. It also requires that we foster trust through consistent and transparent acceptance, payout and return processes and policies for secondhand items supplied to us, payouts that our sellers perceive to be adequate compensation for their items and responsive and effective customer service. For example, in 2022, we implemented a fee for sellers to order a Clean Out Kit and made changes to our return policy, which have led and could potentially in the future lead to an increase in customer service requests from both our buyers and our sellers. If we fail to provide buyers or sellers with the service and experience they expect, or we experience buyer or seller dissatisfaction or negative publicity about our marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand and reputation could be harmed, which could harm our business and future growth. Further, any unanticipated increase in customer service inquiries from our customers has in the past, and may in the future, result in a slower response time from our customer service team and lead to an increase in customer complaints. For example, disruption to processing of Clean Out Kits and distribution caused by a backlog of Clean Out Kits has led and could potentially lead to additional delays in our ability to process secondhand items sellers send in for resale, resulting in delays in sellers receiving payouts and less refreshing of our supply on our marketplaces, and could harm our brand and reputation. Our reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all our operations and activities, including greenwashing concerns regarding our advertising campaigns and marketing programs related to our sustainability initiatives.
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
With some of our employees and contractors now working remotely or on a hybrid schedule, and as our vendors and other business partners have also moved to permanent or hybrid remote work, we and our vendors may be more vulnerable to cyberattacks. We are taking steps to monitor and enhance the security of our systems, information technology infrastructure, networks, and data, including with respect to remote access to systems and data. However, the increased scale of remote work may require additional personnel and resources, which nevertheless cannot be guaranteed to fully safeguard all systems, information technology infrastructure, networks and data upon which we rely.
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
We collect, maintain and otherwise process significant amounts of personal information and other data relating to our buyers, sellers, clients and employees. Numerous state, federal and international laws, rules and regulations govern the collection, use and protection of personal information and other types of data we collect, use, disclose and otherwise process. Such requirements are constantly evolving, and we expect that there will continue to be new proposed requirements relating to privacy, data protection and information security in the United States and other jurisdictions, or changes in the interpretation of existing privacy requirements. For example, the California Consumer Privacy Act of 2018 as amended by the California Privacy Rights Act (the “CCPA”) broadly defines personal information, imposes stringent consumer data protection requirements, gives California residents expanded privacy rights, provides for civil penalties for violations and introduces a private right of action for certain data breaches. The CCPA is already the subject of active enforcement by the California Attorney General, who may independently bring administrative actions for civil penalties of $2,500 per violation, or up to $7,500 per violation if intentional, and is also enforced by the new California Privacy Protection Agency. We will continue to monitor developments related to the CCPA and anticipate additional costs and expenses associated with CCPA compliance. Additionally, the CCPA has prompted other states, including Virginia, Colorado, Connecticut and Utah to propose and enact similar laws and regulations relating to privacy. Aspects of these state privacy laws, and their interpretation, remain unclear, and we cannot yet fully predict the impact of these laws or regulations on our business or operations.
Further, as our operations expand internationally, including as a result of acquisitions, we may become subject to additional laws and regulations relating to privacy and data protection. Regulatory authorities in the European Economic Area, United Kingdom and Switzerland, for example, traditionally have imposed stricter obligations under laws and regulations relating to privacy and data protection. For example, in Europe, the collection and use of personal information is governed by the European Union’s General Data Protection Regulation and the United Kingdom’s implementation of the same (collectively, the “GDPR”). The GDPR requires companies to meet stringent requirements regarding the handling, protection, and cross-border transfers of personal data of individuals in the relevant jurisdictions. The GDPR provides for substantial penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is greater. Aspects of data protection laws and regulations in Europe, including those relating to cross-border data transfer and the use of cookies, are evolving rapidly and remain subject to substantial uncertainty. Additionally, many other international jurisdictions have laws, regulations, or other requirements relating to privacy, data protection, information security, and localized storage of data, and new countries and territories are adopting such legislation or other obligations with increasing frequency. There is no harmonized approach to these laws and regulations globally. Consequently, international expansion, including as a result of acquisitions, increases our risk of non-compliance with applicable foreign data protection laws and regulations.
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
Any failure or perceived failure by us or any third parties with which we do business to comply with these privacy requirements, with our posted privacy policies or with other obligations to which we or such third parties are or may become subject relating to privacy, data protection or information security, may result in investigations or enforcement actions against us by governmental entities, private claims, public statements against us by consumer advocacy groups or others, and fines, penalties or other liabilities. For example, California consumers whose information has been subject to certain security incidents may bring civil suits under the CCPA, for statutory damages between $100 and $750 per consumer. Any such action would be expensive to defend, likely would damage our reputation and market position, could result in substantial liability and could adversely affect our business and results of operations.

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

We rely on trademark and trade dress to protect our brand. Our principal trademark assets include the registered trademarks “THREDUP” and “Think Secondhand First” and our logos and taglines. We also hold European Union trademarks for our Remix logo. Our trademarks are valuable assets that support our brand and buyers’ perception of our services and merchandise. We have registered trademarks in Australia, Canada, the European Union, Japan, South Korea, Mexico, the United Kingdom and the United States. We also hold the rights to the “thredup.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our results of operations would be adversely impacted.
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
We use open source software to facilitate the development and operation of our marketplaces, including our website and mobile application, and may use more open source software in the future. Some open source software may include generative artificial intelligence software or other software that incorporates or relies on generative artificial intelligence. From time to time, there have been claims challenging both the use of open source software against companies that incorporate open source software into their products and whether such use is permissible under various open source licenses. The terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to operate our marketplaces. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or breach of open source licenses. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition, or require us to devote additional research and development resources to change our marketplaces. In addition, if we were to combine our proprietary source code or software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with less development effort and time. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our marketplaces, or certain aspects of our marketplaces, incur additional costs, or take other remedial actions.
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
Our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business, including those relating to the internet and e-commerce, such as geo-blocking and other geographically based restrictions, internet advertising and price display, consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, data security, network and information systems security, data protection, privacy and escheatment and unclaimed property. As a result, regulatory authorities could prevent or temporarily suspend us from conducting some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our marketplaces, limit marketing methods and capabilities, affect our growth, increase costs or subject us to additional liabilities. In addition, if we were to continue to expand internationally, we would be subject to additional regulation.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States. Travel Act, the USA PATRIOT Act, and are subject to similar anti-corruption and anti-bribery laws to the extent of the international expansion of our operations, such as our European operations in Bulgaria. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and third-party business partners, representatives and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. Further expansion of our business internationally, including as a result of acquisitions, increases our risks under these laws.
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
We have previously identified a material weakness in our internal control over financial reporting in the Annual Report on Form 10-K and if we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate consolidated financial statements or comply with applicable regulations could be impaired.
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

We have previously identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness, as further described in “Item 9A. Controls and Procedures” in this Annual Report on Form 10-K. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As described in Item 9A in this Annual Report on Form 10-K, we have completed the remediation measures related to our previously reported material weakness and concluded that our internal control over financial reporting was effective as of December 31, 2023. However, completion of remediation does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq and we may potentially be subject to sanctions or investigations by the SEC or other regulatory authorities.
Changes in existing financial accounting standards or practices may harm our results of operations.
Generally accepted accounting principles (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. Adoption of such new standards and any difficulties in implementation of changes in accounting principles, including the ability to modify our accounting systems, could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
We have incurred substantial net operating losses (“NOLs”) and generated certain tax credits since inception, which may be used in the future to offset future tax liabilities. The utilization of NOLs and tax credits may be subject to limitations or expire if not utilized before their expiration period. Under the rules of Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by a company. While the Company has experienced an ownership change since its inception, an immaterial amount of NOLs has been limited as of December 31, 2023. Under the Tax Cuts and Jobs Act, the amount of post 2017 NOLs that we are permitted to utilize in any future taxable year is limited to 80% of our taxable income in such year for taxable years beginning after December 31, 2020 and such NOLs may be carried forward indefinitely. Our NOLs may also be subject to limitations under state law.
We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our Class A common stock less attractive to investors.
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
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
We are also a “smaller reporting company,” as defined in Item 10(f)(1) of Regulation S-K. As a smaller reporting company, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to:
•Reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;
•Not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002; and
•Have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports.
We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250.0 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100.0 million plus we have any public common equity float or public float of more than $700.0 million. We also would not be eligible for status as smaller reporting company if we become an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on the exemptions afforded emerging growth companies and smaller reporting companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.
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
We are party to an amended and restated loan and security agreement with Western Alliance Bank, which was amended on December 14, 2023, which contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, materially change our business, convey, sell, lease, transfer or dispose of the business or our property, except under certain circumstances, merge or consolidate with other companies or acquire other companies, create or incur liens, pay any dividends on our Class A common stock, make certain investments and engage in certain other activities. We are also required to maintain financial covenants, including minimum cash and liquidity requirements, a debt service requirement and quarterly and annual minimum net revenue and revenue growth thresholds. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions.
While we were in compliance with our debt covenants as of December 31, 2023, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
Recent increases in interest rates and volatility in the capital markets may increase our borrowing costs and affect our ability to raise additional funds.
We have relied in part on borrowed funds to meet our liquidity needs and fund our operations and may continue to do so in the future. As of December 31, 2023, we have the ability to incur up to $48.8 million in indebtedness under our loan and security agreement, as amended, with a maturity date of July 14, 2027 and as of December 31, 2023 had incurred $26.3 million of indebtedness pursuant to this agreement. The indebtedness generally bears interest at the prime rate published in the Wall Street Journal plus a margin of 1.25% with a floor of 4.75% per annum; the applicable interest rate as of December 31, 2023 was 9.75% per annum. Continued or sustained increases in interest rates will increase the cost of servicing our outstanding indebtedness as well as the cost of any new indebtedness we may incur, including as a result of any future refinancing, and could negatively impact our business, results of operations and financial condition. In addition, uncertainty and volatility in the capital markets and other factors may negatively impact our access to debt and equity financing and such financing may not be available on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
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

Although we do not have any deposits with any of the banks that have been placed into receivership to date, if any of our banking partners, lenders, or counterparties to certain financial instruments were to be placed into receivership, we may be unable to access such funds. For example, our loan and security agreement is with Western Alliance Bank, a regional bank, and while our amended and restated loan and security agreement requires that we maintain minimum cash deposits with Western Alliance Bank that exceed the FDIC insurance limits, we utilize an insured cash sweep program to extend FDIC insurance to this balance. Further, while we maintain the contractual minimum cash deposits with Western Alliance Bank, most of our cash is invested in managed assets outside of Western Alliance Bank. If Western Alliance Bank or other financial institutions with which we have relationships were to enter into receivership or become insolvent, our ability to access the cash and cash equivalents that we hold at such institutions, as well as our ability to draw on our credit facility, may be impacted. In such an event, it could become more difficult for us to access sufficient liquidity or acquire financing on commercially reasonable terms or at all. Any such event could adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, which could result in breaches of our financial and other contractual obligations, any of which could materially and adversely impact our business, results of operations and financial condition.
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
•other events or factors, including those resulting from war (including Russia’s invasion of Ukraine, the Israel-Hamas war and other conflicts in the Middle East), incidents of terrorism, pandemics (including the COVID-19 pandemic), elections or responses to these events;
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2023, the holders of shares of our Class B common stock collectively owned shares representing approximately 79.2% of the voting power of our outstanding capital stock, and our directors, executive officers and their affiliates beneficially owned in the aggregate 81.1% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control certain matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock pursuant to a sunset provision in our certificate of incorporation. This concentrated control may limit or preclude the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of December 31, 2023, we had outstanding a total of 78,829,576 shares of Class A common stock and 29,954,156 shares of Class B common stock.
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
As of December 31, 2023, we had 16,246,975 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 8,537,618 shares of Class A common stock subject to Restricted Stock Units (“RSU”) awards. All of the shares of common stock issuable upon the exercise of stock options, settlement of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.

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
Volatility or lack of appreciation in the stock price of our Class A common stock may also affect our ability to attract and retain our executive officers and key personnel. Many of our senior personnel and other key personnel have become, or will soon become, vested in a substantial amount of stock, stock options or RSUs. Employees and contractors may be more likely to leave us if the shares they own or the shares underlying their RSUs or vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our Class A common stock or the value of the shares they hold or that underlie their RSUs has declined. Further, we expect to continue to grant equity awards to employees, directors, contractors and consultants under our stock incentive plans to retain senior management and experienced personnel. Any such issuances of additional capital stock may cause stockholders to experience additional dilution of their ownership interests.
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
Item 1B.    Unresolved Staff Comments
Not applicable.

Item 1C.    Cybersecurity
ThredUp uses, stores and processes data for and about our customers, employees, partners and suppliers. We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data, our systems and business operations.
Cyber Risk Management and Strategy
Under the oversight of the Board of Directors and Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our Information Security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process to require corporate employees to undertake cybersecurity training and compliance programs annually.
We utilize third parties and consultants to assist in the identification and assessment of risks, including to support tabletop exercises and to conduct security testing.
Further, we have processes in place to evaluate potential risks from cybersecurity threats associated with our use of third-party service providers that will have access to Company data, including a review process for such providers’ cybersecurity practices, risk assessments, contractual requirements, and system monitoring.
We continue to evaluate and enhance our systems, controls, and processes where possible, including in response to actual or perceived threats specific to us or experienced by other companies.
Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and breaches of our and our third-party vendors’ data and systems. For more information, please see Item 1A. Risk Factors the section titled “Risk Factors—Risks Relating to Information Technology, Intellectual Property, Data Security and Privacy—Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and results of operations.”
Risk Management Oversight and Governance
The Board of Directors has oversight of the Company’s cybersecurity program and has delegated the quarterly assessments and management of cybersecurity risks to the Audit Committee.
Our Vice President of Engineering, Product and Platform oversees our information security program and leads our information security team. Our Vice President of Engineering, Product and Platform works closely with our Head of Internal Audit, in furtherance of the management of risks to the Company. The Vice President of Engineering, Product and Platform has primary responsibility for assessing and managing our cybersecurity threat management program, informed by over twenty years of experience leading cross-functional organizations in the development and operation of large-scale systems, primarily focused on e-commerce.
The Head of Internal Audit reports to the Chair of the Audit Committee and has twelve years of experience with internal audit oversight and risk management. The Head of Internal Audit and the Chief Operating Officer have overall responsibility for the Company-wide risk management program.

Our Vice President of Engineering, Product and Platform reports quarterly to the Audit Committee of the Board of Directors on the information security program and related cyber risks. The Head of Internal Audit and the Chief Operating Officer provide an annual update to the Board of Directors on the Company’s overall risk management strategy, which includes addressing cybersecurity risks. We have also established a Cyber Incident Disclosure Committee, which is responsible for assessing the impact and materiality on the Company and its stakeholders of any significant cybersecurity incidents and any disclosure obligations arising from any such incidents, as applicable. The findings of any incidents by the Cyber Incident Disclosure Committee are reported to the Audit Committee by the Vice President of Engineering, Product and Platform.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “TDUP” and began trading on March 26, 2021. Prior to that date, there was no public trading market for our Class A common stock. There is no public trading market for our Class B common stock.
Holders
As of the close of business on February 26, 2024, there were 17 holders of record of our Class A common stock and 69 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and the Standard and Poor’s Retail Select Index (S&P Retail Select Industry). All values assume a $100 initial investment on March 26, 2021, the date our Class A common stock began trading on the Nasdaq Global Select Market, through December 31, 2023 and data for the Nasdaq Composite and S&P Retail Select Industry over the same period assume reinvestment of dividends. The graph uses the closing market price on March 26, 2021 of $20.00 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

	March 26,	December 31,
	2021	2021	2022	2023
ThredUp Inc.	$100.00	$63.80	$6.55	$11.25
Nasdaq Composite	$100.00	$119.08	$79.66	$114.25
S&P Retail Select Industry	$100.00	$102.68	$69.24	$82.80
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

On August 2, 2021, the Company issued and sold 2,000,000 shares of Class A common stock at a price of $24.25 per share in a registered public offering. The aggregate net proceeds were $45.5 million, after deducting $3.3 million of underwriting discounts and commissions and offering costs. There has been no material change in the planned use of proceeds from the registered public offering completed on August 2, 2021.
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
Overview
ThredUp operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire the world to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in January 2023.
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
Overview of 2023 Results
Revenue: Total revenue was $322.0 million, an increase of 11.7% year-over-year.
Gross Profit and Margin: Gross profit totaled $213.8 million, representing an increase of 11.2% year-over-year. Gross margin decreased by 30 basis points to 66.4% from 66.7% year-over-year.
Net Loss: Net loss was $71.2 million, or a negative 22.1% of revenue, for the year ended December 31, 2023 as compared to a net loss of $92.3 million, or a negative 32.0% of revenue, for the same period in 2022.

Non-GAAP Adjusted EBITDA(1): Non-GAAP Adjusted EBITDA loss was $17.4 million, or a negative 5.4% of revenue, for the year ended December 31, 2023 as compared to a non-GAAP Adjusted EBITDA loss of $43.4 million, or a negative 15.0% of revenue, for the same period in 2022.
Active Buyers and Orders: Active Buyers totaled 1.8 million and Orders totaled 6.9 million in 2023, representing growth of 8.8% and 6.2%, respectively, compared to the prior year.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Year Ended December 31,
	2023	2022	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,797	1,651	8.8%
Orders	6,910	6,507	6.2%
Total revenue	$322,022	$288,379	11.7%
Gross profit	$213,805	$192,338	11.2%
Gross margin	66.4%	66.7%
Net loss	$(71,248)	$(92,284)	(22.8)%
Net loss margin	(22.1)%	(32.0)%
Non-GAAP Adjusted EBITDA loss(1)	$(17,380)	$(43,388)	(59.9)%
Non-GAAP Adjusted EBITDA loss margin	(5.4)%	(15.0)%

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
Non-GAAP Financial Measures
Non-GAAP Adjusted EBITDA Loss and Non-GAAP Adjusted EBITDA Loss Margin
Non-GAAP Adjusted EBITDA loss means net loss adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, interest expense, severance and other charges, provision for income taxes, impairment of non-marketable equity investment, and acquisition-related expenses. Non-GAAP Adjusted EBITDA loss margin represents Non-GAAP Adjusted EBITDA loss divided by Total revenue. We use Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, which are non-GAAP measures, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The following table provides a reconciliation of net loss to non-GAAP Adjusted EBITDA loss:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(71,248)	$(92,284)
Stock-based compensation expense	31,682	26,817
Depreciation and amortization	18,732	14,033
Interest expense	2,239	805
Severance and other	1,196	3,182
Provision for income taxes	19	35
Impairment of non-marketable equity investment	—	3,750
Acquisition and offering-related expenses	—	274
Non-GAAP Adjusted EBITDA loss	$(17,380)	$(43,388)
Presentation
Revenue
Our revenue is comprised of consignment revenue and product revenue.
Consignment revenue
We generate consignment revenue from the sale of secondhand apparel, shoes and accessories on behalf of sellers. We recognize consignment revenue, net of seller payouts, discounts, incentives and returns. We expect consignment revenue to continue to increase as we increase our Active Buyers and Orders, and as we recently transitioned our RaaS partners to the consignment model and introduced the consignment model to our European operations.
Product revenue
We also generate product revenue from the sale of items that we own, which we refer to as our inventory. The sales from our European operations are primarily from sale of owned items. We recognize product revenue, net of discounts, incentives and returns. We expect the percentage share of product revenue to decrease in the long term as we recently transitioned our RaaS partners to the consignment model and introduced the consignment model to our European operations.
Cost of Revenue
Cost of consignment revenue
Cost of consignment revenue consists of outbound shipping, outbound labor and packaging costs. We expect cost of consignment revenue to decrease and gross profit to increase as a percentage of consignment revenue as we continue to scale our business due to our ability to drive leverage in shipping, labor and packaging.
Cost of product revenue
Cost of product revenue mainly consists of inventory cost, inbound shipping related to the sold merchandise, outbound shipping, outbound labor, packaging costs and inventory write-downs. We expect cost of product revenue to decrease and gross profit to increase as a percentage of product revenue as we continue to scale our business due to our ability to drive leverage in shipping, labor and packaging.

Operating Expenses
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs mainly include inbound shipping costs, other than those capitalized in inventory, as well as personnel costs, distribution center rent, maintenance and depreciation of equipment and leasehold improvements. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate our distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs such as equipment, depreciation and rent. We expect operations, product and technology expenses to increase in absolute dollars in future periods to support our growth, especially as costs to increase our supply (inbound costs) are generally incurred prior to the expected revenue growth. Additionally, we expect to continue investing in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, including business acquisitions. We expect these expenses to increase in absolute dollars and decrease as a percentage of revenue over the longer term due to better leverage in our operations.
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
Interest Expense
Interest expense consists of interest and debt issuance costs relating to our term loan facility. Certain interest costs in conjunction with the build-out of our distribution centers in 2022 were reclassified from interest expense and capitalized.
Other Income (Expense), Net
Other income (expense), net consists of non-operating income and expenses such as interest income earned on our investments in marketable securities, impairments of non-marketable equity investments and claim proceeds for lost shipments.

Financial Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022
Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Consignment revenue	$213,609	$174,994	$38,615	22.1%
Product revenue	108,413	113,385	(4,972)	(4.4)%
Total revenue	$322,022	$288,379	$33,643	11.7%
Consignment revenue as a percentage of total revenue	66.3%	60.7%
Product revenue as a percentage of total revenue	33.7%	39.3%
Total revenue increased $33.6 million, or 11.7%, for the year ended December 31, 2023 as compared to the same period in 2022. The increase in revenue for the year ended December 31, 2023 as compared to the same period in 2022 was driven by a 22.1% growth in consignment revenue, partially offset by a 4.4% decrease in product revenue. The increase in total revenue was due primarily to an 8.8% increase in Active Buyers and 6.2% increase in Orders combined with a 5.1% increase in net revenue per Order.
Cost of Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$39,732	$37,015	$2,717	7.3%
Cost of product revenue	68,485	59,026	9,459	16.0%
Total cost of revenue	$108,217	$96,041	$12,176	12.7%
Gross profit	$213,805	$192,338	$21,467	11.2%
Gross margin	66.4%	66.7%
Gross margin was 66.4% and 66.7% for the years ended December 31, 2023 and 2022, respectively, representing a decrease of 30 basis points.
Consignment revenue is recognized net of seller payouts. Seller payouts related to product revenue are included as a component of cost of product revenue. As such, product revenue has a lower gross margin than consignment revenue.
The decrease in gross margin for the year ended December 31, 2023 as compared to the same period in 2022 was due to a decrease in product gross margin by 1110 basis points, primarily driven by our European operations, which have a lower gross margin. This lower product gross margin was offset by a 250 basis point increase in consignment gross margin, primarily driven by lower shipping, labor and packaging costs. The changes in consignment and product gross margins, coupled with the 22.1% increase in consignment revenue and the 4.4% decrease in product revenue, resulted in overall gross margin declining 30 basis points for the year ended December 31, 2023.
Cost of Consignment Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$39,732	$37,015	$2,717	7.3%
Consignment gross margin	81.4%	78.8%
Consignment gross margin was 81.4% and 78.8% for the years ended December 31, 2023 and 2022, respectively, representing an increase of 260 basis points.

The increase in consignment gross margin for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to a 250 basis point decrease in outbound shipping, labor and packaging costs.
Cost of Product Revenue

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$68,485	$59,026	$9,459	16.0%
Product gross margin	36.8%	47.9%
Product gross margin was 36.8% and 47.9% for the years ended December 31, 2023 and 2022, respectively, representing a decrease of 1110 basis points.
The decrease in product gross margin for the year ended December 31, 2023 as compared to the same period in 2022 was primarily due to our European operations, which have a lower product gross margin. Product gross margin decreased primarily due to higher seller payouts and an impairment of aged inventory in our European operations, which unfavorably impacted product gross margin by 1150 and 280 basis points, respectively. This decrease was partially offset by a 170 basis point decrease in inventory costs in the U.S. and a 140 basis point decrease in shipping and labor costs.
Operations, Product and Technology

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$156,712	$155,642	$1,070	0.7%
Operations, product, and technology as a percentage of total revenue	48.7%	54.0%
Operations, product, and technology expenses increased $1.1 million or 0.7% for the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily due to a $4.4 million increase in facilities, technology, and other costs, of which $2.9 million relates to recognizing incremental rent and depreciation expense on assets related to our Texas distribution center and a $0.3 million increase in inbound shipping. This increase was partially offset by a $2.6 million decrease in personnel-related costs and a $1.0 million decrease in professional services.
Marketing

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Marketing	$66,273	$64,369	$1,904	3.0%
Marketing as a percentage of total revenue	20.6%	22.3%
Marketing expenses increased $1.9 million or 3.0% for the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily due to a $0.8 million increase in advertising costs and a $1.1 million increase in personnel-related costs, of which $0.6 million was related to stock-based compensation expense.

Sales, General and Administrative

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales, general and administrative	$62,657	$61,814	$843	1.4%
Sales, general and administrative as a percentage of total revenue	19.5%	21.4%
Sales, general, and administrative expenses increased $0.8 million or 1.4% for the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily due to a $2.6 million increase in personnel-related costs, of which $2.2 million was related to stock-based compensation expense, and a $1.2 million increase in facilities, technology, and other costs, offset by a $3.0 million decrease in professional services.
Interest Expense

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest expense	$(2,239)	$(805)	$(1,434)	178.1%
Interest expense increased $1.4 million for the year ended December 31, 2023 as compared to the same period in 2022. This increase was primarily due to a $0.6 million increase in interest costs due to higher interest rates and a $1.0 million decrease in capitalized interest expense in conjunction with the build-out of our distribution centers in 2022, partially offset by a $0.1 million decrease in amortization of debt issuance costs.
Other Income (Expense), Net

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$2,847	$(1,957)	$4,804	(245.5)%
Other income (expense), net increased $4.8 million for the year ended December 31, 2023 as compared to the same period in 2022. The net increase was primarily due to a $3.8 million decrease related to an impairment charge related to our non-marketable equity investment in 2022, a $1.7 million increase in interest income on our marketable securities due to a higher interest rate environment, and a $0.1 million foreign currency transaction gain. This increase was partially offset by a $0.8 million decrease in claim proceeds for lost shipments.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of December 31, 2023, we had cash, cash equivalents and short-term marketable securities of $64.2 million. Additionally, we have a term loan facility (“Term Loan”) under which $22.5 million remained available to be drawn as of December 31, 2023 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 8, Long-Term Debt, to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a further discussion on our Term Loan.

We expect operating losses to continue in 2024 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary use of cash includes operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months to meet our short- and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will be limited in 2024 as we have completed the first phase of our new distribution center in Texas. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(22,591)	$(52,105)
Investing activities	43,680	8,924
Financing activities	(3,603)	(3,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	(672)
Net change in cash, cash equivalents and restricted cash	$17,418	$(47,789)
Changes in Cash Flows from Operating Activities
Net cash used in operating activities was $22.6 million for the year ended December 31, 2023 compared to the net cash used of $52.1 million same period in 2022. The decrease in cash outflows was primarily due to a $25.7 million decrease in our net loss excluding non-cash expenses. Additionally, changes in operating assets and liabilities were favorable year over year by $3.8 million. This change in operating assets and liabilities was due to a $13.9 million favorable change in accounts and seller payables, consistent with the growth in our consignment business and a $10.1 million reduction in inventory mainly driven by decreased upfront inventory purchases as we transitioned our RaaS partners to the consignment model. This change was partially offset by a $9.9 million unfavorable change in accrued and other liabilities due to timing of vendor payments, an $8.0 million increase in operating lease costs and a $2.6 million unfavorable change in accounts receivable due to timing of cash receipts from payment processors.
Changes in Cash Flows from Investing Activities
Net cash provided by investing activities for the year ended December 31, 2023 increased $34.8 million as compared to the same period in 2022. The favorable change was primarily due to a $21.9 million increase in maturities in marketable securities and a $27.3 million decrease in purchases of property and equipment as we completed the first phase of our Texas distribution center, offset by a $14.4 million increase in purchases of marketable securities.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2023 decreased $0.3 million as compared to the same period in 2022, which was primarily due to decreased net debt repayments of $1.9 million, increased proceeds from issuance of stock-based awards of $1.0 million, partially offset by a $2.6 million of increased taxes paid related to stock-based award activity.

Contractual Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2023, the value of our non-cancellable unconditional purchase obligations was $13.2 million. See Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding our purchase obligations.
For a further discussion on our operating lease commitments and long-term debt as of December 31, 2023, see the sections above as well as Note 7, Leases, and Note 8, Long-Term Debt, to the Consolidated Financial Statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
Revenue Recognition
We generate revenue primarily from the sale of secondhand apparel, shoes and accessories on behalf of sellers and partners. We retain a percentage of the proceeds received as payment for our consignment service. We report consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. We recognize consignment revenue upon purchase of the seller’s secondhand item by the buyer.
We also generate revenue from the sale of our purchased inventory which we refer to as product revenue. We sell our purchased inventory mainly through our online marketplaces. We recognize product revenue on a gross basis. Online sales and sales to our retail partners are recognized upon shipment of the purchased secondhand items to the buyer.
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
We recognize revenue from gift cards when the gift cards are redeemed by the customer, and we recognize breakage revenue when we determine that the redemption of gift cards is remote, which is two years after issuance.

Stock-Based Compensation
We estimate the fair value of stock options and the ESPP at the grant date using the Black-Scholes option-pricing model (the “Black-Scholes Model”). The fair values of RSUs are determined based on our stock price on the date of grant. The fair values of equity awards are recognized as compensation expense over the requisite service period or over the period in which the related services are received (generally the vesting period), using the straight-line method. The estimated fair value of equity awards that contain performance conditions is expensed over the term of the award once we have determined that it is probable that performance conditions will be satisfied. We account for forfeitures as they occur.
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
Goodwill and Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but will be reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable.
Acquired intangible assets with determinable lives are generally amortized over their estimated useful lives using the straight-line method. We review intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $56.1 million and marketable securities of $8.1 million, consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material .

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
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of December 31, 2023, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as a favorable foreign currency translation adjustment of $0.8 million during the year ended December 31, 2023, which was recognized in accumulated other comprehensive loss within our consolidated balance sheet.
A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of ThredUp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ThredUp Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 4, 2024
We have served as the Company’s auditor since 2022.

THREDUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$56,084	$38,029
Marketable securities	8,100	66,902
Accounts receivable, net	7,813	4,669
Inventory	15,687	17,519
Other current assets	6,204	7,076
Total current assets	93,888	134,195
Operating lease right-of-use assets	42,118	46,153
Property and equipment, net	87,672	92,482
Goodwill	11,957	11,592
Intangible assets	8,156	10,499
Other assets	6,176	7,027
Total assets	$249,967	$301,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,457	$7,800
Accrued and other current liabilities	35,934	50,155
Seller payable	21,495	16,166
Operating lease liabilities, current	5,949	6,413
Current portion of long-term debt	3,838	3,879
Total current liabilities	76,673	84,413
Operating lease liabilities, non-current	44,621	48,727
Long-term debt, net of current portion	22,006	25,788
Other non-current liabilities	2,750	3,019
Total liabilities	146,050	161,947
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of December 31, 2023 and 2022; 108,784 and 101,532 shares issued and outstanding as of December 31, 2023 and 2022, respectively	11	10
Additional paid-in capital	585,156	551,852
Accumulated other comprehensive loss	(2,375)	(4,234)
Accumulated deficit	(478,875)	(407,627)
Total stockholders’ equity	103,917	140,001
Total liabilities and stockholders’ equity	$249,967	$301,948
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
	(in thousands, except per share amounts)
Revenue:
Consignment	$213,609	$174,994
Product	108,413	113,385
Total revenue	322,022	288,379
Cost of revenue:
Consignment	39,732	37,015
Product	68,485	59,026
Total cost of revenue	108,217	96,041
Gross profit	213,805	192,338
Operating expenses:
Operations, product and technology	156,712	155,642
Marketing	66,273	64,369
Sales, general and administrative	62,657	61,814
Total operating expenses	285,642	281,825
Operating loss	(71,837)	(89,487)
Interest expense	(2,239)	(805)
Other income (expense), net	2,847	(1,957)
Loss before provision for income taxes	(71,229)	(92,249)
Provision for income taxes	19	35
Net loss	$(71,248)	$(92,284)
Loss per share, basic and diluted	$(0.68)	$(0.92)
Weighted-average shares used in computing loss per share, basic and diluted	104,875	99,817
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(71,248)	$(92,284)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	777	(2,418)
Unrealized gain (loss) on available-for-sale securities	1,082	(722)
Total other comprehensive income (loss)	1,859	(3,140)
Total comprehensive loss	$(69,389)	$(95,424)
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2021	98,435	$10	$522,161	$(1,094)	$(315,343)	$205,734
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	3,180	—	2,180			2,180
Stock-based compensation			27,747			27,747
Shares withheld for net share settlement	(83)	—	(236)			(236)
Net loss					(92,284)	(92,284)
Other comprehensive loss				(3,140)		(3,140)
Balance as of December 31, 2022	101,532	10	551,852	(4,234)	(407,627)	140,001
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	7,975	1	2,178			2,179
Stock-based compensation			32,908			32,908
Shares withheld for net share settlement	(723)	—	(1,782)			(1,782)
Net loss					(71,248)	(71,248)
Other comprehensive income				1,859		1,859
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net loss	$(71,248)	$(92,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,732	14,033
Stock-based compensation expense	31,682	26,817
Reduction in carrying amount of right-of-use assets	6,355	6,473
Other	857	5,593
Changes in operating assets and liabilities:
Accounts receivable, net	(3,126)	(530)
Inventory	2,209	(7,886)
Other current and non-current assets	1,180	893
Accounts payable	1,697	(3,985)
Accrued and other current liabilities	(9,092)	1,752
Seller payable	5,312	(2,945)
Operating lease liabilities	(7,095)	924
Other non-current liabilities	(54)	(960)
Net cash used in operating activities	(22,591)	(52,105)
Cash flows from investing activities:
Purchases of marketable securities	(17,915)	(3,475)
Maturities of marketable securities	77,579	55,650
Purchases of property and equipment	(15,984)	(43,251)
Net cash provided by investing activities	43,680	8,924
Cash flows from financing activities:
Proceeds from debt, net of discount	—	391
Repayment of debt	(4,000)	(6,333)
Proceeds from issuance of stock-based awards	5,162	4,202
Payments of withholding taxes on stock-based awards	(4,765)	(2,196)
Net cash used in financing activities	(3,603)	(3,936)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(68)	(672)
Net change in cash, cash equivalents and restricted cash	17,418	(47,789)
Cash, cash equivalents and restricted cash, beginning of period	44,051	91,840
Cash, cash equivalents and restricted cash, end of period	$61,469	$44,051
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,706	$2,058
Supplemental disclosures of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$100	$5,677
Right-of-use assets obtained in exchange for new lease liabilities	$2,105	$13,384
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
New Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have an impact on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be the fiscal year ending December 31, 2025 for us. We expect the adoption will result in enhanced income tax disclosures.
We have assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model that requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses are now recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities are now recorded through an allowance for credit losses rather than as a direct write-down to the security. This standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
Revenue Recognition
Revenue is recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive for those goods and services. The Company generates the majority of its revenue from its marketplace, which allows its buyers to browse and purchase resale items for apparel, shoes and accessories on behalf of sellers. The Company recognizes revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, it satisfies a performance obligation.
Both buyers and sellers may be customers in the Company’s revenue arrangements. Sellers are the primary customer in a consignment arrangement while the buyer is the primary customer in a sale of Company-owned inventory, referred to as product sales. A contract with a customer exists in both cases when the end-customer purchases the goods obligating the Company to deliver the identified performance obligation(s). Generally, the Company requires authorization from a credit card or other payment method (such as PayPal), or verification of receipt of payment, before the products are shipped to buyers. The Company generally receives payments from buyers before payments to the sellers are due.
Consignment Revenue
The Company generates consignment revenue from the sale of secondhand apparel, shoes and accessories on behalf of sellers. The Company retains a percentage of the proceeds received as payment for its consignment service. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remain with the seller until transferred to the buyer, which occurs subsequent to purchase of the consigned goods and upon expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where the consignment window expires or returned goods become Company-owned inventory.
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
Returns
The Company generally has a 14-day return period which may change from time to time and recognizes a returns reserve, based on historical experience, which is recorded in accrued and other current liabilities within the Company’s consolidated balance sheets and reduction of revenue within the Company’s consolidated statements of operations.
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
The allocated consideration for the points earned through qualifying purchase transactions is deferred based on the standalone selling price of the points, adjusted for expected breakage in proportion to the pattern of redemption, and recorded within deferred revenue under accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue is recognized for these performance obligations at a point in time when rewards are redeemed by the end customer or expired.
As of December 31, 2023 and 2022, the Company had a deferred revenue liability of $3.1 million and $3.3 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s consolidated balance sheets. The Company recognized revenue from loyalty reward redemption of $7.7 million and $9.4 million for the years ended December 31, 2023 and 2022, respectively. As our loyalty points expire in 12 months and coupon rewards expire in six months, the revenue for the remaining performance obligation is expected to be recognized within a 12-month period.
Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert site credits to ThredUp gift cards after one year at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of December 31, 2023 and 2022, $6.6 million and $10.9 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $2.0 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote. Breakage revenue was $4.4 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.

The Company issues site credits for returns, which can be applied toward future purchases but may not be converted into cash. Site credits may also be converted to ThredUp gift cards after one year at the discretion of the Company. These credits are recognized as revenue when used. As of December 31, 2023 and 2022, $4.8 million and $7.2 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue recognized from the redemption of site credits was $41.5 million, and $48.4 million for the years ended December 31, 2023 and 2022, respectively.
Deferred Revenue
Deferred revenue consists primarily of cash collections for product items purchased, but not shipped, and revenue allocated to unredeemed loyalty points. Cash collections for items purchased, but not shipped, are generally recognized as revenue upon shipment. As of December 31, 2023 and 2022, the Company had $3.3 million and $4.3 million, respectively, in deferred revenue for such items, which were recognized shortly after the period end, and are included in accrued and other current liabilities within the Company’s consolidated balance sheets.
Revenue by Geographic Area
Revenue is attributed to a geographic area based on the shipped-from location. The following summarizes the Company’s revenue by geographic area:

	Year Ended December 31,
	2023	2022
	(in thousands)
United States	$258,504	$240,942
International	63,518	47,437
Total revenue	$322,022	$288,379
Segment Reporting
The Company operates under one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.
Loss Per Share
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
For periods in which the Company reports net losses, diluted loss per share is the same as basic loss per share, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
Comprehensive Loss
Comprehensive loss is comprised of net loss, foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities. See Note 9, Common Stock and Stockholders’ Equity, for the description and detail of the components of accumulated other comprehensive loss.

Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of domestic and foreign bank accounts, commercial paper, and money market funds.
Restricted cash primarily represents letters of credit with financial institutions held as collateral for facility leases. Restricted cash is classified non-current if the Company expects that the cash will remain restricted for a period greater than one year.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$56,084	$38,029
Restricted cash included in Other current assets	462	383
Restricted cash included in Other assets	4,923	5,639
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$61,469	$44,051
Marketable Securities
The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes the transaction on the trade date. The Company’s marketable securities are classified as available-for-sale in current assets because they represent investments of cash available for current operations. Marketable securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive gain (loss) until realized. The marketable securities are assessed periodically for impairments. Realized gains or losses and allowance for credit loss, if any, on available-for sale securities are reported in other income (expense), net as incurred.
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
As of December 31, 2023 and 2022, there were no customers that represented 10% or more of the Company’s accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2023 and 2022.
Accounts Receivable, Net
Accounts receivable consists of amounts due from payment processors and trade customers that do not bear interest. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was not material as of December 31, 2023 and 2022.

Inventory
Inventories, consisting of merchandise that the Company has purchased and to which the Company holds title, are accounted for using the specific identification method, and are valued at the lower of cost or net realizable value. The cost of inventory is equal to the cost of the merchandise paid to the seller and related inbound shipping costs. Inventory valuation requires the Company to make judgments based on currently available information about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. The Company records an inventory write-down based on the age of the inventory and historical experience of expected sell-through.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment and amortization of leasehold improvement are computed on a straight-line basis over the estimated useful lives of the related assets, as follows:

Asset Category	Estimated Useful Life
Computers and software	Up to 3 years
Furniture and fixtures	Up to 5 years
Machinery and equipment	Up to 10 years
Leasehold improvements	Shorter of economic life or remaining lease term
Maintenance and repairs are charged to expense as incurred, and improvements are capitalized.
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the Company’s consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.
Internal-Use Software
The Company capitalizes qualifying proprietary software development costs that are incurred during the application development stage. Capitalization of costs begins when two criteria are met: (i) the preliminary project stage is completed, and (ii) it is probable that the software will be completed and placed in service for its intended use. Capitalization ceases when the software is substantially complete and ready for its intended use including the completion of all significant testing. Costs related to preliminary project activities and post implementation operating activities are expensed as incurred. Amounts capitalized are amortized over two years on a straight-line basis.
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such review indicates that the carrying amount of the asset group is not recoverable, the carrying amount of such assets is reduced to the fair value. There were no material impairments of long-lived assets for the years ended December 31, 2023 and 2022.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment during the fourth quarter of 2023 and determined that it is more likely than not that the fair value of its single reporting unit is greater than its carrying value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform a quantitative goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, then a goodwill impairment amount is recorded for the difference. During the years ended December 31, 2023 and 2022, there were no additions to or impairment of goodwill.

Acquired Intangible Assets
The Company reviews intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amounts of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. There were no impairments of intangible assets for the years ended December 31, 2023 and 2022.
Other Investment
In October 2021, the Company made a strategic investment in preferred shares of a privately held online retail company. The Company accounts for its investment in accordance with ASC 321, Investments – Equity Securities (“ASC 321”). Upon acquisition, the investment was measured at cost, which represented the then fair value of $3.8 million and was included in other assets within the Company’s consolidated balance sheet as of December 31, 2021. Under ASC 321, the Company can elect to subsequently measure the investments at initial cost, minus impairment and any changes, plus or minus, resulting from observable price in orderly transactions for the identical or a similar investment of the same issuer. This election must be made for each investment separately. Changes in the carrying value of other investment are recognized within the Company’s consolidated statements of operations. Each reporting period, the Company performs a qualitative assessment to evaluate whether the investment is impaired. The Company’s assessment includes a review of recent operating results and trends, recent sales and acquisitions of the investee securities and other factors that raise concerns about the investee’s ability to continue as a going concern. If the investment is impaired, an impairment charge is recognized in the amount by which the carrying amount of the investment exceeds the estimated fair value of the investment, with the impairment charge recognized within the Company’s consolidated statements of operations. During the year ended December 31, 2022, the Company recorded an impairment loss of $3.8 million related to its non-marketable equity investment in other income (expense), net within its consolidated statement of operations.
Asset Retirement Obligations
The Company records asset retirement obligations (“AROs”) for the estimated cost of restoring its automated warehouse facilities to the specific condition required in accordance with the terms of its lease agreement, upon termination of the lease. AROs represent the present value of the expected costs and timing of the related obligations incurred. The ARO assets and liabilities are recorded in property and equipment, net within the machinery and equipment line item and other non-current liabilities, respectively, within the Company’s consolidated balance sheets. The Company records accretion expense, which represents the increase in the ARO, over the remaining estimated duration of the lease including renewal periods that are included in the lease term. Accretion expense is recorded in operations, product and technology expense in the consolidated statements of operations using accretion rates based on credit adjusted risk-free interest rates.
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
Seller Payable
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers. These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of December 31, 2023 and 2022, there was $21.5 million and $16.2 million, respectively, of seller payable within the Company’s consolidated balance sheets.
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
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs include personnel costs, distribution center rent, maintenance and equipment depreciation as well as inbound shipping costs, other than those capitalized in inventory. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate the distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent. Research and development costs related to our technology were approximately $38.0 million and $37.6 million, during the years ended December 31, 2023 and 2022, respectively.
Marketing
Marketing costs consist primarily of advertising, public relations expenditures and personnel costs for employees engaged in marketing. Marketing costs also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent.
Advertising and other promotional costs included in marketing within the Company’s consolidated statements of operations are expensed as incurred and were approximately $51.1 million and $49.2 million for the years ended December 31, 2023 and 2022, respectively.

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
Stock-Based Compensation
Stock-based compensation costs are based on the fair values on the date of grant for restricted stock unit awards and stock options and on the date of enrollment for the employee stock purchase plan (“ESPP”). The fair values of restricted stock unit awards are based on ThredUp’s stock price on the date of grant. The fair values of stock options and ESPP are estimated using the Black-Scholes option-pricing model.
The fair values of share-based awards are recognized as compensation expense over the requisite service period or over the period in which the related services are received (generally the vesting period), using the straight-line method. The determination of fair value for share-based awards on the date of grant using an option pricing model requires management to make certain assumptions regarding subjective variables.
The Company accounts for forfeitures as they occur.
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2023 and 2022, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their fair value due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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

3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of December 31, 2023 and 2022:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$8,028	$—	$—	$8,028
Commercial paper	—	14,954	—	14,954
U.S. treasury securities	—	7,976	—	7,976
U.S. government agency bonds		1,108		1,108
Total cash equivalents	8,028	24,038	—	32,066
Marketable securities:
Corporate debt securities	—	—	—	—
U.S. treasury securities	—	7,405	—	7,405
U.S. government agency bonds	—	695	—	695
Total marketable securities	—	8,100	—	8,100
Total assets at fair value	$8,028	$32,138	$—	$40,166

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,110	$—	$—	$1,110
Commercial paper	—	14,460	—	14,460
Total cash equivalents	1,110	14,460	—	15,570
Marketable securities:
Corporate debt securities	25,488	—	—	25,488
U.S. treasury securities	19,176	—	—	19,176
U.S. government agency bonds	22,238	—	—	22,238
Total marketable securities	66,902	—	—	66,902
Total assets at fair value	$68,012	$14,460	$—	$82,472
The following tables summarize the cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of December 31, 2023 and 2022:

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$—	$—	$—	$—
U.S. treasury securities	7,403	2	—	7,405
U.S. government agency bonds	695	—	—	695
Total	$8,098	$2	$—	$8,100

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
Corporate debt securities	$25,774	$—	$(286)	$25,488
U.S. treasury securities	19,531	—	(355)	19,176
U.S. government agency bonds	22,679	—	(441)	22,238
Total	$67,984	$—	$(1,082)	$66,902
As of December 31, 2023 and 2022, the Company’s cash equivalents approximated their estimated fair value. As such, there were no unrealized gains or losses related to the Company’s cash equivalents.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the years ended December 31, 2023 and 2022, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of December 31, 2023, the Company’s money market funds, were valued using Level 1 inputs because they are valued using quoted prices in active markets. The Company’s commercial paper, U.S. treasury securities, and U.S. government agency bonds were valued using Level 2 inputs because they are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
There were no transfers into or out of Level 3 during the year ended December 31, 2023. As of December 31, 2023, of the $8.1 million carrying amount of marketable securities, all had a contractual maturity date of less than one year.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$79,273	$55,292
Leasehold improvements	27,620	15,724
Internal-use software	11,284	6,917
Computers and software	8,260	7,817
Construction in progress	6,542	36,482
Furniture and fixtures	2,574	2,180
Total property and equipment, at cost	135,553	124,412
Less: accumulated depreciation and amortization	(47,881)	(31,930)
Property and equipment, net	$87,672	$92,482
Depreciation and amortization expense of property and equipment was $16.1 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively.
5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill was $12.0 million and $11.6 million as of December 31, 2023 and 2022, respectively. The change in goodwill during the year ended December 31, 2023 was due to foreign currency translation adjustments.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of December 31, 2023 and 2022 were as follows:

		December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,965	$(1,386)	$3,579
Developed technology	3	4,679	(3,482)	1,197
Trademarks	9	4,494	(1,114)	3,380
Total		$14,138	$(5,982)	$8,156

		December 31, 2022
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,814	$(742)	$4,072
Developed technology	3	4,536	(1,864)	2,672
Trademarks	9	4,351	(596)	3,755
Total		$13,701	$(3,202)	$10,499
The changes in the gross carrying amounts were due to foreign currency translation adjustments.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product and technology; sales, general and administrative; and marketing expense, respectively, within the Company’s consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $2.6 million for each of the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, the estimated future amortization expense of intangible assets with determinable lives was as follows:

Amount
(in thousands)
2024	$2,317
2025	1,120
2026	1,120
2027	1,120
2028	1,120
Thereafter	1,359
Total	$8,156
6. Balance Sheet Components
Inventory consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Work in process	$3,333	$2,639
Finished goods	12,354	14,880
Total	$15,687	$17,519
Work in process inventory relates to items that are currently undergoing preparation for sale, including itemization, cleaning, and repair.

Accrued and other current liabilities consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Gift card and site credit liabilities	$11,407	$18,101
Deferred revenue	6,377	7,582
Accrued taxes	4,967	4,326
Accrued compensation	4,092	4,993
Accrued vendor liabilities	4,080	9,116
Allowance for returns	3,817	4,907
Accrued other	1,194	1,130
Total	$35,934	$50,155
7. Leases
The Company leases certain office space and distribution centers with lease terms ranging from one to twelve years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to ten years. For certain leases, these optional periods have been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is reasonably certain it will exercise the renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As of December 31, 2023, maturities of operating lease liabilities were as follows:

Amount
(in thousands)
2024	$8,848
2025	7,800
2026	7,882
2027	7,198
2028	7,114
Thereafter	25,691
Total lease payments	64,533
Less: imputed interest	(13,963)
Present value of lease liabilities	50,570
Less: current lease liabilities	(5,949)
Non-current lease liabilities	$44,621
Security deposits and letters of credits used to secure the leases were $1.1 million and $5.4 million, respectively, as of December 31, 2023 and $1.0 million and $6.0 million, respectively, as of December 31, 2022.
The components of lease cost are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Lease cost:
Fixed operating lease cost	$9,720	$8,905
Short-term lease cost	596	1,355
Variable lease cost(1)	2,343	1,467
Total lease cost	$12,659	$11,727

(1)Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term	7.9 years	8.5 years
Weighted-average discount rate	6.2%	6.2%
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$10,601	$1,559
8. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million and incurred an immaterial amount of debt issuance costs, which were recorded on the Company’s consolidated balance sheets and are being amortized over the life of the Term Loan using the effective-interest method.
The Term Loan was subsequently amended several times, with the most recent amendment taking place in December 2023. As amended, the Term Loan matures on July 14, 2027 and provides for an aggregate borrowing amount of up to $48.8 million, of which $22.5 million is designated for the purchase of certain equipment. The Term Loan bears interest at the prime rate published in the Wall Street Journal plus a margin of 1.25%, with a floor of 4.75%.
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of December 31, 2023 and 2022, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is also permitted to make voluntary prepayments without penalty or premium at any time.
As of December 31, 2023 and 2022, the effective interest rate for borrowings under the Term Loan was 10.73% and 9.70%, respectively.
During the year ended December 31, 2023, the Company did not make any borrowings under the Term Loan and repaid a total of $4.0 million on amounts outstanding under the Term Loan. During the year ended December 31, 2022, the Company borrowed an aggregate amount of $0.7 million under the Term Loan and repaid a total of $6.3 million on amounts outstanding under the Term Loan. As of December 31, 2023 and 2022, the amount outstanding under the Term Loan was $26.3 million and $30.3 million, respectively.
During the years ended December 31, 2023 and 2022, the Company incurred $2.9 million and $2.4 million, respectively, of interest cost relating to the Term Loan, of which $0.6 million and $1.6 million, respectively, was capitalized as part of an asset.

As of December 31, 2023, annual scheduled principal payments of the Term Loan were as follows:

Amount
(in thousands)
2024	$4,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	26,333
Less: unamortized debt discount	(489)
Less: current portion of long-term debt	(3,838)
Non-current portion of long-term debt	$22,006
9. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of December 31, 2023 and 2022:

	December 31, 2023
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	78,830
Class B common stock	120,000	29,954
Total	1,120,000	108,784

	December 31, 2022
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	70,723
Class B common stock	120,000	30,810
Total	1,120,000	101,532
10. Stock-Based Compensation
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

IPO Options Under the 2010 Plan
In August 2020, the Company’s board of directors approved stock options for 3,588,535 common shares to be granted to certain officers and employees with an exercise price of $2.05 per share. 50% of the options granted vest over a four-year period commencing on the effective date of the IPO. The remaining 50% of the options granted vest over a four-year period commencing on the one-year anniversary of the IPO. As these stock options vest upon the satisfaction of both a time-based condition and a performance condition, the fair value of these stock options of $6.7 million, in aggregate, is being recognized as compensation expense over the requisite service period using the accelerated attribution method. During the years ended December 31, 2023 and 2022, compensation expense related to stock options subject to these performance conditions was $0.5 million and $1.2 million, respectively.
2021 Stock Option and Incentive Plan
In February 2021, in connection with the IPO, the Company’s board of directors adopted the 2021 Stock Option and Incentive Plan (“2021 Plan”) to replace the 2010 Plan, which was subsequently approved by the Company’s stockholders in March 2021. The 2021 Plan became effective on March 24, 2021.
Stock option activity under the 2010 Plan, as amended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2022	17,872	$1.97	5.20 years	$1,442
Granted	—	$—
Exercised	(1,071)	$1.29
Forfeited or expired	(554)	$2.87
Outstanding as of December 31, 2023	16,247	$1.99	4.14 years	$5,861
Exercisable as of December 31, 2023	14,839	$1.96	3.91 years	$5,592
The aggregated intrinsic value represents the difference between the exercise price and the fair value of common stock. The aggregate intrinsic value of all options exercised was $1.6 million and $2.5 million during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023, there was $1.2 million of total unrecognized stock-based compensation related to outstanding stock options, which will be recognized over a weighted average period of 0.93 years.
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

Employee Stock Purchase Plan
In February 2021, the Company’s board of directors adopted the Employee Stock Purchase Plan (“ESPP”), which was subsequently approved by stockholders in March 2021. The ESPP became effective on March 24, 2021, and the first offering period began on March 25, 2021. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholding, to purchase a limited number of common shares at 85% of the fair market value of a common share either at the beginning of that offering period or on the applicable exercise date, whichever is less. Purchases are made on a semi-annual basis.
During the years ended December 31, 2023 and 2022, compensation expense related to ESPP was not material.
Restricted Stock Units
The Company issues service-based RSUs to employees. The RSUs automatically convert to shares of the Company’s Class A common stock on a one-for-one basis as the awards vest. RSUs were granted to newly hired employees typically vest in equal quarterly installments over 3 or 4 years, provided that the initial vest occurs after a 1-year cliff. During 2023, the Company modified the vesting schedule of substantially all RSUs outstanding as of December 31, 2022 from 4 years to 3 years and recognized compensation expense of $2.4 million related to the acceleration of the vesting schedule. Such grants commence vesting as of the nearest scheduled quarterly vesting date from the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.
The following table summarizes RSU activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2022	7,855	$8.01
Granted	9,093	$1.88
Vested	(6,141)	$5.14
Forfeited	(2,269)	$4.87
Outstanding and nonvested as of December 31, 2023	8,538	$4.39
The total vesting fair value of RSUs that vested during the years ended December 31, 2023 and 2022 was $31.5 million and $20.2 million, respectively.
As of December 31, 2023, the Company had $34.5 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 1.64 years.
Stock-based Compensation
The following table provides information about stock-based compensation expense by financial statement line item:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operations, product and technology	$12,067	$10,035
Marketing	3,784	3,144
Sales, general and administrative	15,831	13,638
Total stock-based compensation expense	$31,682	$26,817
Stock-based compensation expense capitalized in internal use software was $1.1 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

11. Commitments and Contingencies
Noncancellable Purchase Commitments
As of December 31, 2023, the Company has non-cancelable contractual commitments of $13.2 million for software and other services in the ordinary course of business with varying expiration terms through 2028. The future minimum payments under these arrangements were as follows:

Amount
(in thousands)
2024	$4,848
2025	4,949
2026	3,230
2027	98
2028	57
Thereafter	—
Total future minimum payments	$13,182
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
12. Retirement Plan
In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to substantially all employees who meet the minimum age and length of service requirements. The Company did not make any contributions to this plan during the years ended December 31, 2023 and 2022.
13. Income Taxes
The components of loss before provision for income taxes were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Domestic	$(51,084)	$(80,648)
Foreign	(20,145)	(11,601)
Total	$(71,229)	$(92,249)
The Company had no federal or foreign provision for income taxes as the Company has incurred operating losses since inception. The Company’s state tax provision, which was current, was not material for the years ended December 31, 2023 and 2022.
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

The reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Tax expense at U.S. statutory rate	$(14,958)	$(19,372)
Increase (decrease) in tax resulting from:
State taxes, net of federal effect	17	27
Non-deductible and other expenses	923	120
Foreign tax rate differential	4,229	2,436
Stock-based compensation	4,471	2,930
Change in valuation allowance	5,337	13,894
Total	$19	$35
The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Accruals and reserves	$2,682	$3,250
Inventory and deferred revenue	512	1,324
Capitalized research and development costs	11,112	6,247
Stock-based compensation	1,582	2,939
Other	2,098	2,348
Net operating loss carryforwards	94,916	83,646
Gross deferred tax assets	112,902	99,754
Less: valuation allowance	(100,692)	(92,810)
Total deferred tax assets	12,210	6,944
Deferred tax liabilities:
Fixed assets	11,202	5,575
Intangibles	733	1,369
Other	275	—
Total deferred tax liabilities	12,210	6,944
Total net deferred tax assets	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Net deferred tax assets consist primarily of net operating loss carryforwards of approximately $94.9 million and $83.6 million as of December 31, 2023 and 2022, respectively, related to U.S. federal, state, and foreign taxes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company held valuation allowances against its deferred tax assets due to the uncertainty of realizing future benefits from its net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by approximately $7.9 million and $17.5 million during the years ended December 31, 2023 and 2022, respectively.
U.S. federal, state, and foreign net operating loss carryforwards of approximately $371.6 million, $254.0 million and $20.9 million, respectively, for income tax purposes are available to offset future taxable income as of December 31, 2023. $263.3 million of the U.S. federal net operating losses can be carried forward indefinitely and are available to offset 80% of future taxable income. If not used, these federal carryforwards will begin to expire in varying amounts beginning in 2030. Foreign net operating losses can be carried forward for a period of five years.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the limitation and/or expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities when the Company becomes taxable for federal or state purposes. While the Company has experienced an ownership change since its inception, an immaterial amount of net operating losses or tax credits has been limited as of December 31, 2023.
The Company recognizes the benefits of income tax positions only if the positions are more likely than not of being sustained. As of December 31, 2023 and 2022, the amount of gross unrecognized tax benefits related to continuing operations was $1.0 million and zero, respectively. All of the unrecognized tax benefits, if recognized, would not impact the Company’s effective income tax rate.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Balance at the beginning of the period	$—	$—
Increases related to prior year tax positions	319	—
Increases related to current year tax positions	668	—
Balance at the end of the period	$987	$—
The Company’s tax years 2010 through current will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credit carryforward. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.
14. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	December 31,
	2023	2022
	(in thousands)
Outstanding stock options	16,247	17,872
Restricted stock units	8,538	7,855
Employee stock purchase plan	108	77
Delayed share issuance related to acquisition	—	130
Total	24,893	25,934

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 31, 2023. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
Remediation of Previously Disclosed Material Weakness in Internal Control Over Financial Reporting
In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2022, and as previously described in our Annual Report on Form 10-K for the year ended December 31, 2022 in connection with the audits of our consolidated financial statements in certain prior years, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting that, in the aggregate, constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
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
To address our material weakness, we have performed the following actions:
•Designed and implemented new and revised manual business process controls and general information technology controls;
•Implemented additional financial and business process applications; and
•Hired key accounting personnel.
Once the above remediation actions were completed, we evaluated the design and implementation and tested the operating effectiveness of relevant business process and general information technology controls.
As a result of these remediation efforts, management has concluded that, as of December 31, 2023, the aforementioned material weakness has been remediated.
Changes in Internal Control over Financial Reporting
Except as noted in the preceding section related to the remediation of our material weakness, there were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption for emerging growth companies pursuant to Section 404 of the Sarbanes-Oxley Act.
Item 9B.    Other Information
Trading Plans
Our directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of our shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the three months ended December 31, 2023, no such plans or other arrangements were adopted or terminated.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
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
Item 11.    Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.
Item 14.    Principal Accountant Fees and Services
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2023.

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
10.18
First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2023, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC and Knitwit GC LLC, and Western Alliance Bank.
Filed herewith
16.1	Letter Re Change in Certifying Accountant — KPMG LLP dated September 6, 2022	8-K	001-40249	16.1	9/6/2022
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	Filed herewith
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	ThredUp Inc. Compensation Recovery Policy	Filed herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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
Date: March 4, 2024

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

Signature	Title	Date

/s/ JAMES REINHART	Chief Executive Officer	March 4, 2024
James Reinhart	(Principal Executive Officer and Director)

/s/ SEAN SOBERS	Chief Financial Officer	March 4, 2024
Sean Sobers	(Principal Financial and Accounting Officer)

/s/ IAN FRIEDMAN	Director	March 4, 2024
Ian Friedman

/s/ MANDY GINSBERG	Director	March 4, 2024
Mandy Ginsberg

/s/ TIMOTHY HALEY	Director	March 4, 2024
Timothy Haley

/s/ JACK LAZAR	Director	March 4, 2024
Jack Lazar

/s/ PATRICIA NAKACHE	Director	March 4, 2024
Patricia Nakache

/s/ DAN NOVA	Director	March 4, 2024
Dan Nova

/s/ CORETHA RUSHING	Director	March 4, 2024
Coretha Rushing

/s/ MARCIE VU	Director	March 4, 2024
Marcie Vu