Form 10-Q
period 2024-03-31
ThredUp Inc.
filed 2024-05-06
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 80,571,704 shares of Class A common stock and 29,684,496 shares of Class B common stock outstanding as of April 30, 2024.

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
•our strategies, plans, objectives and goals, including our expectations regarding future infrastructure investments as well as reorganization activities;
•our ability to effectively deploy new and evolving technologies, such as artificial intelligence and machine learning, in our offerings;
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

You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect. These risks and uncertainties include, but are not limited to: our ability to attract new users and convert users into buyers and active buyers; the sufficiency of our cash, cash equivalents and capital resources to meet our liquidity needs; our ability to effectively manage or sustain our growth and to effectively expand our operations; our ability to continue to generate revenue from new RaaS offerings as sources of revenue; risks from an intensely competitive market; our ability to effectively deploy new and evolving technologies, such as artificial intelligence and machine learning, in our offerings; risks arising from economic and industry trends, including the effects of foreign currency exchange rate fluctuations, inflationary pressures, increased interest rates, changing consumer habits, climate change and general global economic uncertainty; our ability to comply with applicable laws and regulations; our ability to recognize realize expected savings or benefits from reorganization activities; and our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments. More information on these risks and other potential factors that could affect the Company’s business, reputation, results of operations, financial condition, and stock price is included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A, Risk Factors, and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Channels for Disclosure of Information

ThredUp intends to announce material information to the public through the ThredUp Investor Relations website (ir.thredup.com), SEC filings, press releases, public conference calls, and public webcasts. ThredUp uses these channels, as well as social media, to communicate with its investors, customers, and the public about the company, its offerings, and other issues. It is possible that the information ThredUp posts on social media could be deemed to be material information. As such, ThredUp encourages investors, the media, and others to follow the channels listed above, including the social media channels listed on ThredUp’s investor relations website, and to review the information disclosed through such channels.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$50,112	$56,084
Marketable securities	12,399	8,100
Accounts receivable, net	6,929	7,813
Inventory	11,582	15,687
Other current assets	5,834	6,204
Total current assets	86,856	93,888
Operating lease right-of-use assets	47,138	42,118
Property and equipment, net	85,083	87,672
Goodwill	11,677	11,957
Intangible assets	7,329	8,156
Other assets	6,196	6,176
Total assets	$244,279	$249,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,133	$9,457
Accrued and other current liabilities	37,541	35,934
Seller payable	21,037	21,495
Operating lease liabilities, current	5,517	5,949
Current portion of long-term debt	3,843	3,838
Total current liabilities	77,071	76,673
Operating lease liabilities, non-current	49,750	44,621
Long-term debt, net of current portion	21,044	22,006
Other non-current liabilities	2,884	2,750
Total liabilities	150,749	146,050
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of March 31, 2024 and December 31, 2023; 110,217 and 108,784 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	592,193	585,156
Accumulated other comprehensive loss	(3,245)	(2,375)
Accumulated deficit	(495,429)	(478,875)
Total stockholders’ equity	93,530	103,917
Total liabilities and stockholders’ equity	$244,279	$249,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share amounts)
Revenue:
Consignment	$61,225	$46,479
Product	18,363	29,443
Total revenue	79,588	75,922
Cost of revenue:
Consignment	10,502	9,220
Product	13,760	15,609
Total cost of revenue	24,262	24,829
Gross profit	55,326	51,093
Operating expenses:
Operations, product, and technology	41,051	38,347
Marketing	13,413	16,870
Sales, general, and administrative	17,573	16,059
Total operating expenses	72,037	71,276
Operating loss	(16,711)	(20,183)
Interest expense	(677)	(77)
Other income, net	845	476
Loss before provision for income taxes	(16,543)	(19,784)
Provision for income taxes	11	9
Net loss	$(16,554)	$(19,793)
Loss per share, basic and diluted	$(0.15)	$(0.19)
Weighted-average shares used in computing loss per share, basic and diluted	109,292	101,984
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net loss	$(16,554)	$(19,793)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(864)	544
Unrealized gain (loss) on available-for-sale securities	(6)	610
Total other comprehensive income (loss)	(870)	1,154
Total comprehensive loss	$(17,424)	$(18,639)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
Issuance of common stock from exercise of stock options and restricted stock units	1,694	—	81			81
Stock-based compensation			7,506			7,506
Shares withheld for net share settlement	(261)	—	(550)			(550)
Net loss					(16,554)	(16,554)
Other comprehensive loss				(870)		(870)
Balance as of March 31, 2024	110,217	$11	$592,193	$(3,245)	$(495,429)	$93,530

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2022	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
Issuance of common stock from exercise of stock options and restricted stock units	1,484	—	275			275
Stock-based compensation			9,720			9,720
Shares withheld for net share settlement	(180)	—	(270)			(270)
Net loss					(19,793)	(19,793)
Other comprehensive income				1,154		1,154
Balance as of March 31, 2023	102,836	$10	$561,577	$(3,080)	$(427,420)	$131,087
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(16,554)	$(19,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,933	3,681
Stock-based compensation expense	7,211	9,391
Reduction in carrying amount of right-of-use assets	1,667	1,207
Other	28	41
Changes in operating assets and liabilities:
Accounts receivable, net	815	1,010
Inventory	3,825	(3,157)
Other current and non-current assets	312	22
Accounts payable	(223)	4,102
Accrued and other current liabilities	1,742	(1,851)
Seller payable	(442)	1,696
Operating lease liabilities	(1,986)	(2,062)
Other non-current liabilities	65	1,255
Net cash provided by (used in) operating activities	1,393	(4,458)
Cash flows from investing activities:
Purchases of marketable securities	(8,665)	—
Maturities of marketable securities	4,500	24,579
Purchases of property and equipment	(1,620)	(5,679)
Net cash provided by (used in) investing activities	(5,785)	18,900
Cash flows from financing activities:
Repayment of debt	(1,000)	(1,000)
Proceeds from issuance of stock-based awards	727	446
Payments of withholding taxes on stock-based awards	(1,207)	(638)
Net cash used in financing activities	(1,480)	(1,192)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(115)	(540)
Net change in cash, cash equivalents, and restricted cash	(5,987)	12,710
Cash, cash equivalents, and restricted cash, beginning of period	61,469	44,051
Cash, cash equivalents, and restricted cash, end of period	$55,482	$56,761
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
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to: the useful lives of property and equipment and intangibles, allowance for sales returns, breakage on loyalty points and rewards and gift cards, valuation of inventory, stock-based compensation, lease liabilities, goodwill and acquired intangible assets, and income taxes.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2024, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”).
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three months ended March 31, 2024.
Accounting Pronouncements Not Yet Effective
In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (the “ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have an impact on our consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be the fiscal year ending December 31, 2025 for us. We expect the adoption will result in enhanced income tax disclosures.
Revenue from Loyalty Reward Redemption and Expiration
The Company has a customer loyalty program, which allows end-customers to earn and accumulate points with each qualifying purchase. Earned points can be redeemed for loyalty rewards, such as non-cashoutable shopping credit, free shipping, or waived restocking fee, which can be applied to future purchases or returns. Unredeemed points expire after one year from the date the points were earned. Reward coupons expire six months from the date the reward is claimed. Points earned on purchases are a material right, representing a separate performance obligation.
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
As of March 31, 2024 and December 31, 2023, the Company had a deferred revenue liability of $1.6 million and $3.1 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption of $3.7 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively. As our loyalty points expire in 12 months and coupon rewards expire in six months, the revenue for the remaining performance obligation is expected to be recognized within a 12-month period.
Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards beginning after one year at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of March 31, 2024 and December 31, 2023, $6.9 million and $6.6 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote. Breakage revenue was $1.3 million for the three months ended March 31, 2024. Breakage revenue was not material for the three months ended March 31, 2023.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of March 31, 2024 and December 31, 2023, $5.2 million and $4.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $13.5 million and $9.4 million for the three months ended March 31, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$50,112	$56,084
Restricted cash included in Other current assets	335	462
Restricted cash included in Other assets	5,035	4,923
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$55,482	$61,469
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. As of March 31, 2024 and December 31, 2023, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of March 31, 2024 and December 31, 2023.

3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,067	$—	$—	$5,067
U.S. treasury securities	—	7,647	—	7,647
Commercial paper	—	12,568	—	12,568
Total cash equivalents	5,067	20,215	—	25,282
Marketable securities:
U.S. treasury securities	—	10,419	—	10,419
U.S. government agency bonds	—	1,980	—	1,980
Total marketable securities	—	12,399	—	12,399
Total assets at fair value	$5,067	$32,614	$—	$37,681

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$8,028	$—	$—	$8,028
Commercial paper	—	14,954	—	14,954
U.S. treasury securities	—	7,976	—	7,976
U.S. government agency bonds	—	1,108	—	1,108
Total cash equivalents	8,028	24,038	—	32,066
Marketable securities:
U.S. treasury securities	—	7,405	—	7,405
U.S. government agency bonds	—	695	—	695
Total marketable securities	—	8,100	—	8,100
Total assets at fair value	$8,028	$32,138	$—	$40,166
The following tables summarize the cost, gross unrealized gains, gross unrealized losses and fair value of the marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
U.S. treasury securities	$10,421	$—	$(2)	$10,419
U.S. government agency bonds	1,983	—	(3)	1,980
Total	$12,404	$—	$(5)	$12,399

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Fair Value
		Gains	Losses
	(in thousands)
U.S. treasury securities	$7,403	$2	$—	$7,405
U.S. government agency bonds	695	—	—	695
Total	$8,098	$2	$—	$8,100
As of March 31, 2024 and December 31, 2023, the Company’s cash equivalents approximated their estimated fair value. As such, there were no unrealized gains or losses related to the Company’s cash equivalents.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three months ended March 31, 2024 and 2023, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of March 31, 2024, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s U.S. treasury securities, commercial paper and U.S. government agency bonds were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
There were no transfers into or out of Level 3 during the three months ended March 31, 2024. As of March 31, 2024, all of the $12.4 million carrying amount of marketable securities had a contractual maturity date of less than one year.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$79,166	$79,273
Leasehold improvements	27,993	27,620
Internal-use software	12,263	11,284
Computers and software	7,756	8,260
Construction in progress	6,865	6,542
Furniture and fixtures	2,571	2,574
Total property and equipment, at cost	136,614	135,553
Less: accumulated depreciation and amortization	(51,531)	(47,881)
Property and equipment, net	$85,083	$87,672
Depreciation and amortization expense of property and equipment was $4.3 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively.
5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $11.7 million and $12.0 million as of March 31, 2024 and December 31, 2023, respectively. The change in goodwill during the three months ended March 31, 2024 was due to foreign currency translation adjustments.

The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of March 31, 2024 and December 31, 2023 were as follows:

		March 31, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,849	$(1,498)	$3,351
Developed technology	3	4,569	(3,776)	793
Trademarks	9	4,389	(1,204)	3,185
Total		$13,807	$(6,478)	$7,329

		December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,965	$(1,386)	$3,579
Developed technology	3	4,679	(3,482)	1,197
Trademarks	9	4,494	(1,114)	3,380
Total		$14,138	$(5,982)	$8,156
The changes in the gross carrying amounts were due to foreign currency translation adjustments.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product, and technology; sales, general, and administrative; and marketing expense, respectively, within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.
6. Balance Sheet Components
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Work in process	$1,779	$3,333
Finished goods	9,803	12,354
Total	$11,582	$15,687
Work in process inventory relates to items that are currently undergoing preparation for sale, including itemization, cleaning, and repair.
Accrued and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Gift card and site credit liabilities	$12,129	$11,407
Accrued compensation	6,505	4,092
Accrued vendor liabilities	4,937	4,080
Accrued taxes	4,733	4,967
Allowance for returns	4,155	3,817
Deferred revenue	3,730	6,377
Accrued other	1,352	1,194
Total	$37,541	$35,934

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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of March 31, 2024 and December 31, 2023, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of March 31, 2024 and December 31, 2023, the effective interest rate for borrowings under the Term Loan was 10.73%.
During the three months ended March 31, 2024 and 2023, the Company did not make any borrowings under the Term Loan and repaid a total of $1.0 million in each of the periods on amounts outstanding under the Term Loan. As of March 31, 2024 and December 31, 2023, the amounts outstanding under the Term Loan were $25.3 million and $26.3 million, respectively.
The Company incurred $0.7 million of interest costs relating to the Term Loan during each of the three months ended March 31, 2024 and 2023. There was no capitalized interest during the three months ended March 31, 2024, and $0.6 million was capitalized as part of an asset for the three months ended March 31, 2023.
As of March 31, 2024, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2024 (Remaining nine months)	$3,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	25,333
Less: unamortized debt discount	(446)
Less: current portion of long-term debt	(3,843)
Non-current portion of long-term debt	$21,044
8. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.

The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	80,273
Class B common stock	120,000	29,944
Total	1,120,000	110,217

	December 31, 2023
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	78,830
Class B common stock	120,000	29,954
Total	1,120,000	108,784
9. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 10, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2023 10-K. During the three months ended March 31, 2024, the Company granted restricted stock units subject to service conditions.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Operations, product, and technology	$2,571	$3,671
Marketing	202	1,205
Sales, general, and administrative	4,438	4,515
Total stock-based compensation expense	$7,211	$9,391
Stock-based compensation expense capitalized in internal use software was not material for the three months ended March 31, 2024 and 2023, respectively.
Stock Options
The following table summarizes the activities for all stock options under the Company’s share-based compensation plans for the three months ended March 31, 2024:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	16,247	$1.99	4.14 years	$5,861
Granted	—	$—
Exercised	(56)	$1.44
Forfeited or expired	(88)	$2.29
Outstanding as of March 31, 2024	16,103	$1.99	3.84 years	$2,539
Exercisable as of March 31, 2024	14,977	$1.97	3.65 years	$2,539

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
There were no options granted during the three months ended March 31, 2024 and 2023. The total intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2023 was not material.
As of March 31, 2024, the total unrecognized compensation cost related to all nonvested stock options was $0.8 million and the related weighted-average period over which it is expected to be recognized was approximately 0.83 years.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s share-based compensation plans for the three months ended March 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	8,538	$4.39
Granted	5,058	$1.98
Vested	(1,638)	$4.25
Forfeited	(970)	$5.21
Outstanding and nonvested as of March 31, 2024	10,988	$3.23
The total vesting date fair value of RSUs that vested during the three months ended March 31, 2024 and 2023 was $3.5 million and $8.0 million, respectively.
During the three months ended March 31, 2023, the Company modified the vesting schedule of substantially all RSUs outstanding as of December 31, 2022 from 4 years to 3 years and recognized compensation expense of $2.4 million related to the acceleration of the vesting schedule.
As of March 31, 2024, the total unrecognized compensation cost related to all nonvested RSUs was $32.4 million and the related weighted-average period over which it is expected to be recognized was approximately 1.94 years.
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
11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three months ended March 31, 2024 and 2023 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2024 and 2023, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.

12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2024	March 31, 2023
	(in thousands)
Outstanding stock options	16,103	17,569
Restricted stock units	10,988	14,615
Delayed share issuance related to acquisition	—	130
Employee stock purchase plan	216	152
Total	27,307	32,466

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q; and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
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
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers in the U.S. and in Europe to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers enjoy shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale. Aside from Clean Out Kits, ThredUp also sources inventory from a variety of supply channels, such as wholesale supply in Europe.
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
Recent Business Developments
Workforce Reorganization
In March 2024, we reorganized certain corporate functions to improve efficiencies and reduce overhead costs, ensuring better alignment with the operational needs of the business, resulting in an estimated annualized reduction of operating expenses of $17 million. This and other reorganization activities we may undertake in the future are expected to provide future growth and efficiency benefits; however, the actual results may differ.
Overview of First Quarter Results
Revenue: Total revenue was $79.6 million, representing an increase of 4.8% year-over-year.
Gross Profit and Margin: Gross profit totaled $55.3 million, representing an increase of 8.3% year-over-year. Gross margin was 69.5%, an increase of 220 basis points from 67.3% in the comparable quarter last year.
Net Loss: Net loss was $16.6 million, or a negative 20.8% of revenue, for the first quarter of 2024, compared to a net loss of $19.8 million, or a negative 26.1% of revenue, for the first quarter of 2023.

Non-GAAP Adjusted EBITDA Loss: Non-GAAP Adjusted EBITDA loss was $0.7 million, or a negative 0.9% of revenue, for the first quarter of 2024, compared to Non-GAAP Adjusted EBITDA loss of $6.6 million, or a negative 8.7% of revenue, for the first quarter of 2023. Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.
Active Buyers and Orders: Active Buyers totaled 1.7 million and Orders totaled 1.7 million in the first quarter of 2024, representing an increase of 3.7% and an increase of 9.3%, respectively, compared to the first quarter of 2023.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended
	March 31, 2024	March 31, 2023	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,729	1,668	3.7%
Orders	1,651	1,511	9.3%
Total revenue	$79,588	$75,922	4.8%
Gross profit	$55,326	$51,093	8.3%
Gross margin	69.5%	67.3%	220	bps
Net loss	$(16,554)	$(19,793)	(16.4)%
Net loss margin	(20.8)%	(26.1)%	530	bps
Non-GAAP Adjusted EBITDA loss(1)	$(736)	$(6,635)	(88.9)%
Non-GAAP Adjusted EBITDA loss margin(1)	(0.9)%	(8.7)%	780	bps

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
Non-GAAP Financial Metrics
Non-GAAP Adjusted EBITDA Loss and Non-GAAP Adjusted EBITDA Loss Margin
Non-GAAP Adjusted EBITDA loss means net loss adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, severance and other reorganization costs, interest expense, and provision for income taxes. Non-GAAP Adjusted EBITDA loss margin represents Non-GAAP Adjusted EBITDA loss divided by Total revenue. We use Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, which are non-GAAP measures, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The following table provides a reconciliation of net loss to Non-GAAP Adjusted EBITDA loss:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net loss	$(16,554)	$(19,793)
Stock-based compensation expense	7,211	9,391
Depreciation and amortization	4,933	3,681
Severance and other	2,986	—
Interest expense	677	77
Provision for income taxes	11	9
Non-GAAP Adjusted EBITDA loss	$(736)	$(6,635)
Total revenue	$79,588	$75,922
Non-GAAP Adjusted EBITDA loss margin	(0.9)%	(8.7)%
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Consignment revenue	$61,225	$46,479	$14,746	31.7%
Product revenue	18,363	29,443	(11,080)	(37.6)%
Total revenue	$79,588	$75,922	$3,666	4.8%
Consignment revenue as a percentage of total revenue	76.9%	61.2%
Product revenue as a percentage of total revenue	23.1%	38.8%
Total revenue increased $3.7 million, or 4.8%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase in revenue for the three months ended March 31, 2024 as compared to the same period in 2023 was driven by $14.7 million or a 31.7% increase in consignment revenue, partially offset by $11.1 million or a 37.6% decrease in product revenue. The increase in total revenue was primarily due to a 3.7% increase in Active Buyers, a 9.3% increase in Orders and a 7.6% increase in the average order value. Consignment revenue increased while product revenue decreased as a percentage of revenue by 15.7% as we transitioned our RaaS partners and introduced our European operations to the consignment model in 2023.
Gross Margin

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$10,502	$9,220	$1,282	13.9%
Cost of product revenue	13,760	15,609	(1,849)	(11.8)%
Total cost of revenue	$24,262	$24,829	$(567)	(2.3)%
Gross profit	$55,326	$51,093	$4,233	8.3%
Gross margin	69.5%	67.3%
Gross margin was 69.5% and 67.3% for the three months ended March 31, 2024 and 2023, respectively, or an increase of 220 basis points.
Consignment revenue is recognized net of seller payouts. Seller payouts related to product revenue are included as a component of cost of product revenue. As such, product revenue has a lower gross margin than consignment revenue.

The increase in gross margin for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to an increase in consignment gross margin by 260 basis points, primarily driven by lower shipping, labor and packaging costs. We transitioned our RaaS partners and introduced our European operations to the consignment model in 2023, which positively impacted our gross margin. This higher consignment gross margin was offset by a 2,190 basis point decrease in product gross margin, primarily driven by higher inventory costs.
Consignment Gross Margin

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$10,502	$9,220	$1,282	13.9%
Consignment gross margin	82.8%	80.2%
Consignment gross margin was 82.8% and 80.2% for the three months ended March 31, 2024 and 2023, respectively, or an increase of 260 basis points. The increase in consignment gross margin for the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to a 260 basis point decrease in outbound shipping, labor and packaging costs.
Product Gross Margin

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$13,760	$15,609	$(1,849)	(11.8)%
Product gross margin	25.1%	47.0%
Product gross margin was 25.1% and 47.0% for the three months ended March 31, 2024 and 2023, respectively, or a decrease of 2,190 basis points. The decrease in product gross margin for the three months ended March 31, 2024 as compared to the same period in 2023 was due to higher inventory costs in our European operations, which unfavorably impacted product gross margin by 2,800 basis points. This decrease was partially offset by a 300 basis point decrease in inventory costs in the U.S. and a 290 basis point decrease in shipping and packaging costs.
Operations, Product, and Technology

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$41,051	$38,347	$2,704	7.1%
Operations, product, and technology as a percentage of total revenue	51.6%	50.5%
Operations, product, and technology expenses increased $2.7 million, or 7.1% for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was due to a $2.4 million increase in facilities, technology, and other allocated costs, $1.2 million in severance costs related to our workforce reorganization in March 2024, and a $0.8 million increase in inbound shipping. This increase was partially offset by a $1.7 million decrease in personnel-related costs, of which $1.1 million was related to stock-based compensation.

Marketing

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Marketing	$13,413	$16,870	$(3,457)	(20.5)%
Marketing as a percentage of total revenue	16.9%	22.2%
Marketing expenses decreased $3.5 million, or 20.5%, for the three months ended March 31, 2024 as compared to the same period in 2023. The decrease was due to a $2.5 million decrease in advertising costs, a $1.3 million decrease in personnel-related costs, of which $1.0 million was related to stock-based compensation expense, and a $0.2 million decrease in facilities, technology and other costs. This decrease was partially offset by $0.5 million in severance costs related to our workforce reorganization in March 2024.
Sales, General and Administrative

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$17,573	$16,059	$1,514	9.4%
Sales, general, and administrative as a percentage of total revenue	22.1%	21.2%
Sales, general, and administrative expenses increased $1.5 million, or 9.4%, for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was due to $1.3 million in severance costs related to our workforce reorganization in March 2024, a $0.5 million increase in personnel-related costs, and a $0.1 million increase in facilities, technology and other costs. This increase was partially offset by a $0.4 million decrease in professional services.
Interest Expense

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Interest expense	$(677)	$(77)	$(600)	779.2%
Interest expense increased $0.6 million for the three months ended March 31, 2024 as compared to the same period in 2023. This increase was due to a $0.6 million of capitalized interest expense recorded in the first quarter of 2023 in conjunction with the build-out of our distribution centers. We did not capitalize any interest in the same period in 2024.
Other Income, Net

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Amount	%
	(in thousands, except percentages)
Other income, net	$845	$476	$369	77.5%
Other income, net increased $0.4 million for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in interest income on our marketable securities due to a higher interest rate environment.

Liquidity and Capital Resources
Although we generated $1.4 million in cash flows from operating activities in the first quarter of 2024, we had historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of March 31, 2024, we had cash, cash equivalents and short-term marketable securities of $62.5 million. Additionally, we have a term loan facility (“Term Loan”) under which $22.5 million remained available to be drawn as of March 31, 2024 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses to continue in 2024 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary use of cash includes operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months and beyond to meet our short- and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will be limited in the remainder of 2024 as we have completed the first phase of our new distribution center in Texas. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2023 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$1,393	$(4,458)
Investing activities	(5,785)	18,900
Financing activities	(1,480)	(1,192)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(115)	(540)
Net change in cash, cash equivalents and restricted cash	$(5,987)	$12,710
Changes in Cash Flows from Operating Activities
Net cash provided by operating activities was $1.4 million during the three months ended March 31, 2024, compared to net cash used of $4.5 million during the three months ended March 31, 2023. The increase in cash inflows was primarily due to a $3.2 million decrease in our net loss, partially offset by a $0.5 million decrease in non-cash adjustments to net loss, and favorable changes totaling $3.1 million in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a $7.0 million reduction in inventory mainly driven by decreased upfront inventory purchases as we transitioned our RaaS partners and introduced our European operations to the consignment model in 2023 and a $2.4 million increase in accrued and other current and non-current liabilities driven primarily by accrued severance costs related to our workforce reorganization in March 2024. This was partially offset by a $6.5 million decrease in accounts and seller payable primarily due to timing of vendor payments and seller credit cash-outs or redemptions.

Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 increased $24.7 million as compared to the same period in 2023. The increase in cash outflows was primarily due to a $20.1 million decrease in maturities of marketable securities and an $8.7 million increase in purchases of marketable securities, offset by a $4.1 million decrease in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 increased $0.3 million as compared to the same period in 2023 which was primarily due to $0.6 million of increased taxes paid related to stock-based award activity, offset by $0.3 million of increased proceeds from issuance of stock-based awards.
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
There have been no material changes to our critical accounting policies since the 2023 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2023 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of $50.1 million and marketable securities of $12.4 million, consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.

Inflation Risk
As of March 31, 2024, inflation remains at elevated levels in the U.S. and overseas where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of March 31, 2024, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as an unfavorable foreign currency translation adjustment of $0.9 million during the three months ended March 31, 2024, which was recognized in accumulated other comprehensive loss within our condensed consolidated balance sheet.
A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors
The Company is supplementing the risk factors previously disclosed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (our “Fiscal 2023 10-K”) to include the following risk factors, which should be read in conjunction with the other risk factors presented in our Fiscal 2023 10-K.

Our ability to incorporate artificial intelligence and machine learning into our business operations successfully may affect our reputation and results of operations.

We use artificial intelligence (“AI”), and machine learning (“ML”) technologies in our business to, among other things, optimize our product presentation and personalize our website experience through advanced search and product recommendations. Our strategic plans and initiatives also include investments in information technology, data science and AI and ML. We may expand our use of AI and ML into other areas of our business including general administrative functions. However, there can be no assurance that we will realize the desired or anticipated benefits from AI and ML. Our investments in AI and ML solutions and features may negatively impact our cost of revenue and gross margins until and unless we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features.

In addition, issues relating to our and our vendors’ use of new and evolving technologies such as AI and ML may cause us to experience brand or reputational harm, competitive harm, legal liability and new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues. For example, data sets used by AI and ML may be over-broad or insufficient, can include unexpected biases and may also be subject to legal risks and licensing costs. Our vendors may incorporate artificial intelligence tools into their offerings without disclosing this use to us, and the providers of artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to the use and governance of artificial intelligence tools. AI algorithms or training methodologies may have flaws and be prone to cybersecurity incidents or service interruptions. Perceived or actual technical, legal, compliance, privacy, security, ethical or other issues relating to the use of AI and ML could undermine the decisions, predictions or analysis that such applications produce and create additional risks, such as risks of cybersecurity incidents or loss of intellectual property and other confidential information, all of which could adversely affect our business and operating results. Developing, testing and deploying AI systems may also increase our operating expenses due to the nature of the computing costs involved in such systems. Further, we may be unable to quickly and successfully adapt to rapid change resulting from advancements in AI and similar technology, or our competitors may have more success implementing and utilizing such technology than we do. Any of these risks could have an adverse effect on our reputation and results of operations.

The use of AI and ML involves significant technical complexity and requires specialized expertise, and our future success depends on our ability to continue to attract, retain and motivate highly skilled employees, software engineers and other employees with the technical skills in AI, ML and advanced algorithms. Competition for highly skilled employees is intense, particularly in the fields of AI and data science. We may be unable to attract or retain such highly skilled personnel who are critical to our success, which could hinder our ability to keep pace with innovation and technological changes in our industry or result in harm to our business, results of operations and financial condition.

Our reorganization activities may not lead to expected savings or benefits and may be disruptive to our operations and harm our business.

We have in the past implemented internal reorganizations designed to reduce our cost structure to better align the operational needs of the business to current economic conditions. In March 2024, we reorganized certain functions within our business to improve efficiencies and reduce overhead costs. We may have additional workforce reorganization initiatives in the future to improve our operations, respond to changes in business conditions and markets and to streamline certain key functions to reduce costs. We may not realize expected savings or benefits from reorganization activities, incur additional charges and experience loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products. These factors could negatively impact our business, results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)On March 25, 2021, the SEC declared our registration statement on Form S-1 (File No. 333-253834) for our IPO effective. We have applied the entirety of net proceeds from our IPO in accordance with the description included in our final prospectus filed with the SEC on March 3, 2021 pursuant to Rule 424(b)(4).
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
On March 15, 2024, James Reinhart, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act for the sale of up to 692,152 shares of the Company’s Class A common stock until June 13, 2024.
On March 15, 2024, Alon Rotem, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act for the sale of up to 310,135 shares of the Company’s Class A common stock until June 13, 2024.
There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by our directors or officers during the three months ended March 31, 2024.
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
Date: May 6, 2024