Form 10-Q
period 2024-06-30
ThredUp Inc.
filed 2024-08-05
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 84,334,540 shares of Class A common stock and 28,100,227 shares of Class B common stock outstanding as of July 29, 2024.

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
•our ability to identify and execute a strategic alternative for our European operations conducted through our Remix subsidiary;
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

You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect. These risks and uncertainties include, but are not limited to: our ability to attract new users and convert users into buyers and active buyers; the sufficiency of our cash, cash equivalents and capital resources to meet our liquidity needs; our ability to effectively manage or sustain our growth and to effectively expand our operations; our ability to continue to generate revenue from new RaaS offerings as sources of revenue; risks from an intensely competitive market; our ability to effectively deploy new and evolving technologies, such as artificial intelligence and machine learning, in our offerings; risks arising from economic and industry trends, including the effects of foreign currency exchange rate fluctuations, inflationary pressures, increased interest rates, changing consumer habits, climate change and general global economic uncertainty; our ability to comply with applicable laws and regulations; our ability to recognize realize expected savings or benefits from reorganization activities; and our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments. More information on these risks and other potential factors that could affect the Company’s business, reputation, results of operations, financial condition, and stock price is included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2023, in Part II, Item 1A, Risk Factors, in the section titled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 6, 2024 and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$44,755	$56,084
Marketable securities	10,525	8,100
Accounts receivable, net	5,888	7,813
Inventory	10,313	15,687
Other current assets	6,698	6,204
Total current assets	78,179	93,888
Operating lease right-of-use assets	45,624	42,118
Property and equipment, net	82,839	87,672
Goodwill	11,608	11,957
Intangible assets	6,628	8,156
Other assets	6,333	6,176
Total assets	$231,211	$249,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,897	$9,457
Accrued and other current liabilities	34,210	35,934
Seller payable	19,182	21,495
Operating lease liabilities, current	5,513	5,949
Current portion of long-term debt	3,847	3,838
Total current liabilities	73,649	76,673
Operating lease liabilities, non-current	48,068	44,621
Long-term debt, net of current portion	20,080	22,006
Other non-current liabilities	2,925	2,750
Total liabilities	144,722	146,050
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of June 30, 2024 and December 31, 2023; 112,386 and 108,784 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	599,333	585,156
Accumulated other comprehensive loss	(3,472)	(2,375)
Accumulated deficit	(509,383)	(478,875)
Total stockholders’ equity	86,489	103,917
Total liabilities and stockholders’ equity	$231,211	$249,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share amounts)
Revenue:
Consignment	$63,855	$53,415	$125,080	$99,894
Product	15,900	29,243	34,263	58,686
Total revenue	79,755	82,658	159,343	158,580
Cost of revenue:
Consignment	12,266	9,580	22,768	18,800
Product	11,369	17,346	25,129	32,955
Total cost of revenue	23,635	26,926	47,897	51,755
Gross profit	56,120	55,732	111,446	106,825
Operating expenses:
Operations, product, and technology	38,921	39,771	79,972	78,118
Marketing	16,053	18,643	29,466	35,513
Sales, general, and administrative	15,440	16,030	33,013	32,089
Total operating expenses	70,414	74,444	142,451	145,720
Operating loss	(14,294)	(18,712)	(31,005)	(38,895)
Interest expense	(652)	(721)	(1,329)	(798)
Other income, net	998	685	1,843	1,161
Loss before provision for income taxes	(13,948)	(18,748)	(30,491)	(38,532)
Provision for income taxes	6	12	17	21
Net loss	$(13,954)	$(18,760)	$(30,508)	$(38,553)
Loss per share, basic and diluted	$(0.13)	$(0.18)	$(0.28)	$(0.37)
Weighted-average shares used in computing loss per share, basic and diluted	110,997	103,905	110,145	102,911
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net loss	$(13,954)	$(18,760)	$(30,508)	$(38,553)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(231)	(236)	(1,095)	308
Unrealized gain (loss) on available-for-sale securities	4	303	(2)	913
Total other comprehensive income (loss)	(227)	67	(1,097)	1,221
Total comprehensive loss	$(14,181)	$(18,693)	$(31,605)	$(37,332)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
Issuance of common stock from exercise of stock options and restricted stock units	1,694	—	81			81
Stock-based compensation			7,506			7,506
Shares withheld for net share settlement	(261)	—	(550)			(550)
Net loss					(16,554)	(16,554)
Other comprehensive loss				(870)		(870)
Balance as of March 31, 2024	110,217	$11	$592,193	$(3,245)	$(495,429)	$93,530
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,458	—	407			407
Stock-based compensation			7,314			7,314
Shares withheld for net share settlement	(289)	—	(581)			(581)
Net loss					(13,954)	(13,954)
Other comprehensive loss				(227)		(227)
Balance as of June 30, 2024	112,386	$11	$599,333	$(3,472)	$(509,383)	$86,489

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2022	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
Issuance of common stock from exercise of stock options and restricted stock units	1,484	—	275			275
Stock-based compensation			9,720			9,720
Shares withheld for net share settlement	(180)	—	(270)			(270)
Net loss					(19,793)	(19,793)
Other comprehensive income				1,154		1,154
Balance as of March 31, 2023	102,836	$10	$561,577	$(3,080)	$(427,420)	$131,087
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,663	1	593			594
Stock-based compensation			7,958			7,958
Shares withheld for net share settlement	(164)	—	(348)			(348)
Net loss					(18,760)	(18,760)
Other comprehensive income				67		67
Balance as of June 30, 2023	105,335	$11	$569,780	$(3,013)	$(446,180)	$120,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(30,508)	$(38,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,798	8,517
Stock-based compensation expense	14,220	17,019
Reduction in carrying amount of right-of-use assets	3,093	3,177
Other	(691)	291
Changes in operating assets and liabilities:
Accounts receivable, net	1,842	916
Inventory	5,029	(2,670)
Other current and non-current assets	(10)	(699)
Accounts payable	1,105	177
Accrued and other current liabilities	(1,635)	(1,750)
Seller payable	(2,293)	3,301
Operating lease liabilities	(3,585)	(4,240)
Other non-current liabilities	56	(325)
Net cash used in operating activities	(3,579)	(14,839)
Cash flows from investing activities:
Purchases of marketable securities	(15,153)	(7,878)
Maturities of marketable securities	13,000	49,479
Purchases of property and equipment	(2,790)	(12,292)
Net cash provided by (used in) investing activities	(4,943)	29,309
Cash flows from financing activities:
Repayment of debt	(2,000)	(2,000)
Proceeds from issuance of stock-based awards	1,788	2,136
Payments of withholding taxes on stock-based awards	(2,450)	(1,885)
Net cash used in financing activities	(2,662)	(1,749)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(160)	324
Net change in cash, cash equivalents, and restricted cash	(11,344)	13,045
Cash, cash equivalents, and restricted cash, beginning of period	61,469	44,051
Cash, cash equivalents, and restricted cash, end of period	$50,125	$57,096
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
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to: the useful lives of property and equipment and intangibles, allowance for sales returns, breakage on loyalty points and rewards and gift cards, valuation of inventory, stock-based compensation, lease liabilities, goodwill and acquired intangible assets.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2024, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”).
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three and six months ended June 30, 2024.
Accounting Pronouncements Not Yet Effective
In October 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative,” to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (the “ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have an impact on its consolidated financial statements and disclosures.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact of adopting this new accounting standard on its consolidated financial statements and disclosures. However, the Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements or disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be the fiscal year ending December 31, 2025 for the Company. The Company expects the adoption to result in enhanced income tax disclosures.
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
As of June 30, 2024 and December 31, 2023, the Company had a deferred revenue liability of $1.3 million and $3.1 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption and expiration of $3.8 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and $7.4 million and $4.6 million for the six months ended June 30, 2024 and 2023, respectively. As our loyalty points expire in 12 months and coupon rewards expire in six months, the revenue for the remaining performance obligation is expected to be recognized within a 12-month period.
Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards beginning after one year at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of June 30, 2024 and December 31, 2023, $7.2 million and $6.6 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards amounted to $0.3 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote. Breakage revenue was $1.3 million and $2.6 million for the three and six months ended June 30, 2024, respectively. Breakage revenue was not material for the three and six months ended June 30, 2023.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of June 30, 2024 and December 31, 2023, $5.0 million and $4.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $11.4 million and $10.7 million for the three months ended June 30, 2024 and 2023, respectively, and $22.1 million and $20.0 million for the six months ended June 30, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$44,755	$56,084
Restricted cash included in Other current assets	335	462
Restricted cash included in Other assets	5,035	4,923
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$50,125	$61,469
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. As of June 30, 2024 and December 31, 2023, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of June 30, 2024 and December 31, 2023.

3. Financial Instruments and Fair Value Measurements
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,018	$—	$—	$5,018
Commercial paper	—	8,621	—	8,621
U.S. treasury securities	—	3,980	—	3,980
U.S. government agency bonds	—	1,997	—	1,997
Total cash equivalents	5,018	14,598	—	19,616
Marketable securities:
U.S. treasury securities	—	8,519	—	8,519
U.S. government agency bonds	—	2,006	—	2,006
Total marketable securities	—	10,525	—	10,525
Total assets at fair value	$5,018	$25,123	$—	$30,141

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$8,028	$—	$—	$8,028
Commercial paper	—	14,954	—	14,954
U.S. treasury securities	—	7,976	—	7,976
U.S. government agency bonds	—	1,108	—	1,108
Total cash equivalents	8,028	24,038	—	32,066
Marketable securities:
U.S. treasury securities	—	7,405	—	7,405
U.S. government agency bonds	—	695	—	695
Total marketable securities	—	8,100	—	8,100
Total assets at fair value	$8,028	$32,138	$—	$40,166
As of June 30, 2024 and December 31, 2023, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and six months ended June 30, 2024 and 2023, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of June 30, 2024, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s U.S. treasury securities, commercial paper and U.S. government agency bonds were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

There were no transfers into or out of Level 3 during the three and six months ended June 30, 2024. As of June 30, 2024, all of the $10.5 million carrying amount of marketable securities had a contractual maturity date of less than one year.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$79,244	$79,273
Leasehold improvements	27,610	27,620
Internal-use software	12,890	11,284
Computers and software	7,875	8,260
Construction in progress	7,769	6,542
Furniture and fixtures	2,572	2,574
Total property and equipment, at cost	137,960	135,553
Less: accumulated depreciation and amortization	(55,121)	(47,881)
Property and equipment, net	$82,839	$87,672
Depreciation and amortization expense of property and equipment was $4.2 million for each of the three months ended June 30, 2024 and 2023, and $8.5 million and $7.2 million for the six months ended June 30, 2024 and 2023, respectively.
5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill is reviewed for impairment at least annually, absent any interim indicators of impairment. Goodwill was $11.6 million and $12.0 million as of June 30, 2024 and December 31, 2023, respectively. The change in goodwill during the six months ended June 30, 2024 was due to foreign currency translation adjustments.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of June 30, 2024 and December 31, 2023 were as follows:

		June 30, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,820	$(1,644)	$3,176
Developed technology	3	4,542	(4,131)	411
Trademarks	9	4,363	(1,322)	3,041
Total		$13,725	$(7,097)	$6,628

		December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,965	$(1,386)	$3,579
Developed technology	3	4,679	(3,482)	1,197
Trademarks	9	4,494	(1,114)	3,380
Total		$14,138	$(5,982)	$8,156
The changes in the gross carrying amounts were due to foreign currency translation adjustments.

Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product, and technology; sales, general, and administrative; and marketing expense, respectively, within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.7 million for each of the three months ended June 30, 2024 and 2023, and $1.3 million for each of the six months ended June 30, 2024 and 2023.
6. Balance Sheet Components
Inventory consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Work in process	$1,358	$3,333
Finished goods	8,955	12,354
Total	$10,313	$15,687
Work in process inventory relates to items that are currently undergoing preparation for sale, including itemization, cleaning, and repair.
Accrued and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Gift card and site credit liabilities	$12,230	$11,407
Accrued vendor liabilities	5,679	4,080
Accrued taxes	4,252	4,967
Accrued compensation	4,027	4,092
Deferred revenue	3,775	6,377
Allowance for returns	3,307	3,817
Accrued other	940	1,194
Total	$34,210	$35,934
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of June 30, 2024, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of June 30, 2024 and December 31, 2023, the effective interest rate for borrowings under the Term Loan was 10.73%.

During the six months ended June 30, 2024 and 2023, the Company did not make any borrowings under the Term Loan and repaid a total of $2.0 million in each of the periods on amounts outstanding under the Term Loan. As of June 30, 2024 and December 31, 2023, the amounts outstanding under the Term Loan were $24.3 million and $26.3 million, respectively.
The Company incurred $0.7 million of interest costs relating to the Term Loan during each of the three months ended June 30, 2024 and 2023. There was no capitalized interest during the three months ended June 30, 2024 and 2023.
The Company incurred $1.3 million and $1.4 million of interest costs relating to the Term Loan during the six months ended June 30, 2024 and 2023, respectively. There was no capitalized interest during the six months ended June 30, 2024, and $0.6 million was capitalized as part of an asset for the six months ended June 30, 2023.
As of June 30, 2024, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2024 (Remaining six months)	$2,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	24,333
Less: unamortized debt discount	(406)
Less: current portion of long-term debt	(3,847)
Non-current portion of long-term debt	$20,080
8. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	83,976	1,000,000	78,830
Class B common stock	120,000	28,410	120,000	29,954
Total	1,120,000	112,386	1,120,000	108,784
9. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 10, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2023 10-K. During the six months ended June 30, 2024, the Company granted restricted stock units subject to service conditions.

Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Operations, product, and technology	$2,867	$2,913	$5,438	$6,584
Marketing	161	923	377	2,128
Sales, general, and administrative	3,981	3,792	8,405	8,307
Total stock-based compensation expense	$7,009	$7,628	$14,220	$17,019
Stock-based compensation expense capitalized in internal use software was not material for the three and six months ended June 30, 2024 and 2023.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2024:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	16,247	$1.99	4.14 years	$5,861
Granted	—	$—
Exercised	(66)	$1.50
Forfeited or expired	(168)	$2.18
Outstanding as of June 30, 2024	16,013	$1.99	3.60 years	$1,869
Exercisable as of June 30, 2024	15,119	$1.97	3.45 years	$1,869

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of June 30, 2024, the total unrecognized compensation cost related to all nonvested stock options was $0.5 million and the related weighted-average period over which it is expected to be recognized was less than one year.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the six months ended June 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	8,538	$4.39
Granted	9,735	$1.89
Vested	(3,858)	$3.79
Forfeited	(1,200)	$4.79
Outstanding and nonvested as of June 30, 2024	13,215	$2.69
The total vesting date fair value of RSUs that vested was $7.9 million and $17.3 million during the six months ended June 30, 2024 and 2023, respectively.

During the three months ended March 31, 2023, the Company modified the vesting schedule of substantially all RSUs outstanding as of December 31, 2022 from 4 years to 3 years and recognized compensation expense of $2.4 million related to the acceleration of the vesting schedule.
As of June 30, 2024, the total unrecognized compensation cost related to all nonvested RSUs was $33.2 million and the related weighted-average period over which it is expected to be recognized was approximately two years.
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
11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three and six months ended June 30, 2024 and 2023 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2024 and 2023, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2024	June 30, 2023
	(in thousands)
Stock options	16,013	17,294
Restricted stock units	13,215	12,366
Employee stock purchase plan	32	24
Total	29,260	29,684
13. Subsequent Event
In August 2024, the Company announced that, following a review of its European operations, the Company intends to exit the European market and is evaluating strategic alternatives for its Remix business.

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
Recent Business Developments
Remix
In August 2024, we announced that, following a review of our European operations, we intend to exit the European market and are evaluating strategic alternatives for our Remix business.
Overview of Second Quarter Results
Revenue: Total revenue was $79.8 million, representing a decrease of 3.5% year over year.
Gross Profit and Margin: Gross profit totaled $56.1 million, representing an increase of 0.7% year over year. Gross margin was 70.4%, an increase of 300 basis points from 67.4% in the comparable quarter last year.
Net Loss: Net loss was $14.0 million, or a negative 17.5% of revenue, for the second quarter of 2024, compared to a net loss of $18.8 million, or a negative 22.7% of revenue, for the second quarter of 2023.
Non-GAAP Adjusted EBITDA Loss: Non-GAAP Adjusted EBITDA loss was $1.5 million, or a negative 1.9% of revenue, for the second quarter of 2024, compared to Non-GAAP Adjusted EBITDA loss of $5.0 million, or a negative 6.1% of revenue, for the second quarter of 2023. Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.

Active Buyers and Orders: Active Buyers totaled 1.7 million and Orders totaled 1.7 million in the second quarter of 2024, representing a decrease of 2.6% and a decrease of 5.8%, respectively, compared to the second quarter of 2023.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Six Months Ended
	June 30, 2024	June 30, 2023	Change		June 30, 2024	June 30, 2023	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,666	1,710	(2.6)%		1,666	1,710	(2.6)%
Orders	1,686	1,789	(5.8)%		3,337	3,300	1.1%
Total revenue	$79,755	$82,658	(3.5)%		$159,343	$158,580	0.5%
Gross profit	$56,120	$55,732	0.7%		$111,446	$106,825	4.3%
Gross margin	70.4%	67.4%	300	bps	69.9%	67.4%	250	bps
Net loss	$(13,954)	$(18,760)	(25.6)%		$(30,508)	$(38,553)	(20.9)%
Net loss margin	(17.5)%	(22.7)%	520	bps	(19.1)%	(24.3)%	520	bps
Non-GAAP Adjusted EBITDA loss(1)	$(1,544)	$(5,012)	(69.2)%		$(2,280)	$(11,647)	(80.4)%
Non-GAAP Adjusted EBITDA loss margin(1)	(1.9)%	(6.1)%	420	bps	(1.4)%	(7.3)%	590	bps

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
Non-GAAP Financial Metrics
Non-GAAP Adjusted EBITDA Loss and Non-GAAP Adjusted EBITDA Loss Margin
Non-GAAP Adjusted EBITDA loss means net loss adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, severance and other reorganization costs, interest expense, and provision for income taxes. Non-GAAP Adjusted EBITDA loss margin represents Non-GAAP Adjusted EBITDA loss divided by Total revenue. We use Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin as non-GAAP measures to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The following table provides a reconciliation of net loss to Non-GAAP Adjusted EBITDA loss:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Net loss	$(13,954)	$(18,760)	$(30,508)	$(38,553)
Stock-based compensation expense	7,009	7,628	14,220	17,019
Depreciation and amortization	4,865	4,836	9,798	8,517
Severance and other reorganization costs	(122)	551	2,864	551
Interest expense	652	721	1,329	798
Provision for income taxes	6	12	17	21
Non-GAAP Adjusted EBITDA loss	$(1,544)	$(5,012)	$(2,280)	$(11,647)
Total revenue	$79,755	$82,658	$159,343	$158,580
Non-GAAP Adjusted EBITDA loss margin	(1.9)%	(6.1)%	(1.4)%	(7.3)%
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Consignment revenue	$63,855	$53,415	$10,440	19.5%	$125,080	$99,894	$25,186	25.2%
Product revenue	15,900	29,243	(13,343)	(45.6)%	34,263	58,686	(24,423)	(41.6)%
Total revenue	$79,755	$82,658	$(2,903)	(3.5)%	$159,343	$158,580	$763	0.5%
Consignment revenue as a percentage of Total revenue	80.1%	64.6%			78.5%	63.0%
Product revenue as a percentage of Total revenue	19.9%	35.4%			21.5%	37.0%
Total revenue decreased $2.9 million, or 3.5%, for the three months ended June 30, 2024 as compared to the same period in 2023. This decline was driven by a $13.3 million or 45.6% decrease in product revenue, partially offset by a $10.4 million or 19.5% increase in consignment revenue. The shift occurred as we transitioned our RaaS clients from a product to a consignment model and introduced our European operations to the consignment model in the third quarter of 2023. The overall decrease in total revenue was mainly due to a 5.8% decrease in Orders, primarily driven by our European operations. This was partially offset by a 13.8% increase in the average order value.
Total revenue increased $0.8 million, or 0.5%, for the six months ended June 30, 2024 as compared to the same period in 2023. This growth was driven by a $25.2 million or 25.2% increase in consignment revenue, partially offset by a $24.4 million or 41.6% decrease in product revenue. The shift occurred as we transitioned our RaaS clients from a product to a consignment model and introduced our European operations to the consignment model in the third quarter of 2023. The overall increase in total revenue was mainly due to a 1.1% increase in Orders, primarily driven by our U.S. operations, and a 10.8% increase in the average order value.

Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$12,266	$9,580	$2,686	28.0%	$22,768	$18,800	$3,968	21.1%
Cost of product revenue	11,369	17,346	(5,977)	(34.5)%	25,129	32,955	(7,826)	(23.7)%
Total cost of revenue	$23,635	$26,926	$(3,291)	(12.2)%	$47,897	$51,755	$(3,858)	(7.5)%
Gross profit	$56,120	$55,732	$388	0.7%	$111,446	$106,825	$4,621	4.3%
Gross margin	70.4%	67.4%			69.9%	67.4%
Consignment revenue is recognized net of seller payouts. Seller payouts related to product revenue are included as a component of cost of product revenue. As such, product revenue has a lower gross margin than consignment revenue.
Gross margin was 70.4% and 67.4% for the three months ended June 30, 2024 and 2023, respectively, or an increase of 300 basis points. The increase in gross margin for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to an increase in consignment revenue as a percentage of total revenue. The transition of our RaaS clients and the introduction of our European operations to the consignment model in the third quarter of 2023 drove growth in our consignment revenue, positively impacting our gross margin.
Gross margin was 69.9% and 67.4% for the six months ended June 30, 2024 and 2023, respectively, or an increase of 250 basis points. The increase in gross margin for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to an increase in consignment revenue as a percentage of total revenue and lower shipping costs. The transition of our RaaS clients and the introduction of our European operations to the consignment model in the third quarter of 2023 drove growth in our consignment revenue, positively impacting our gross margin.
Consignment Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$12,266	$9,580	$2,686	28.0%	$22,768	$18,800	$3,968	21.1%
Consignment gross margin	80.8%	82.1%			81.8%	81.2%
Consignment gross margin was 80.8% and 82.1% for the three months ended June 30, 2024 and 2023, respectively, or a decrease of 130 basis points. The decrease in consignment gross margin for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a 130 basis point increase in outbound shipping, labor and packaging costs.
Consignment gross margin was 81.8% and 81.2% for the six months ended June 30, 2024 and 2023, respectively, or an increase of 60 basis points. The increase in consignment gross margin for the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a 60 basis point decrease in outbound shipping costs.

Product Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$11,369	$17,346	$(5,977)	(34.5)%	$25,129	$32,955	$(7,826)	(23.7)%
Product gross margin	28.5%	40.7%			26.7%	43.8%
Product gross margin was 28.5% and 40.7% for the three months ended June 30, 2024 and 2023, respectively, or a decrease of 1,220 basis points. The decrease in product gross margin for the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a 1,380 basis point increase in product inventory costs, mainly driven by our European operations. This decrease was partially offset by a 160 basis point decrease in shipping, labor, and packaging costs.
Product gross margin was 26.7% and 43.8% for the six months ended June 30, 2024 and 2023, respectively, or a decrease of 1,710 basis points. The decrease in product gross margin for the six months ended June 30, 2024 as compared to the same period in 2023 was due to a 1,960 increase in product inventory costs, mainly driven by our European operations. This decrease was partially offset by a 250 basis point decrease in shipping, labor, and packaging costs.
Operations, Product, and Technology

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$38,921	$39,771	$(850)	(2.1)%	$79,972	$78,118	$1,854	2.4%
Operations, product, and technology as a percentage of total revenue	48.8%	48.1%			50.2%	49.3%
Operations, product, and technology expenses decreased $0.9 million, or 2.1% for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was due to a $1.8 million decrease in personnel-related costs and a $0.4 million decrease in facilities, technology, and other costs. This decrease was partially offset by a $1.3 million increase in inbound shipping related to consignment revenue.
Operations, product, and technology expenses increased $1.9 million, or 2.4% for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was due to a $2.1 million increase in inbound shipping related to consignment revenue, a $2.0 million increase in facilities, technology, and other costs, and a $1.0 million increase in severance costs as a result of our workforce reorganization in March 2024. This increase was partially offset by a $3.2 million decrease in personnel-related costs, of which $1.0 million was related to stock-based compensation.

Marketing

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Marketing	$16,053	$18,643	$(2,590)	(13.9)%	$29,466	$35,513	$(6,047)	(17.0)%
Marketing as a percentage of total revenue	20.1%	22.6%			18.5%	22.4%
Marketing expenses decreased $2.6 million, or 13.9%, for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was due to a $2.0 million decrease in personnel-related costs, of which $0.8 million was related to stock-based compensation expense, a $0.4 million decrease in advertising costs, and a $0.2 million decrease in facilities, technology and other costs.
Marketing expenses decreased $6.0 million, or 17.0%, for the six months ended June 30, 2024 as compared to the same period in 2023. The decrease was due to a $3.0 million decrease in personnel-related costs, of which $1.8 million was related to stock-based compensation expense, a $2.9 million decrease in advertising costs, and a $0.4 million decrease in facilities, technology and other costs. This decrease was partially offset by a $0.3 million increase in severance costs as a result of our workforce reorganization in March 2024.
Sales, General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$15,440	$16,030	$(590)	(3.7)%	$33,013	$32,089	$924	2.9%
Sales, general, and administrative as a percentage of total revenue	19.4%	19.4%			20.7%	20.2%
Sales, general, and administrative expenses decreased $0.6 million, or 3.7%, for the three months ended June 30, 2024 as compared to the same period in 2023. The decrease was due to a $0.3 million decrease in personnel-related costs, a $0.2 million decrease in professional services, and a $0.1 million decrease in facilities, technology and other costs.
Sales, general, and administrative expenses increased $0.9 million, or 2.9%, for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was due to a $1.0 million increase in severance costs as a result of our workforce reorganization in March 2024 and a $0.5 million increase in personnel-related costs. This increase was partially offset by a $0.6 million decrease in professional services.
Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Interest expense	$(652)	$(721)	$69	(9.6)%	$(1,329)	$(798)	$(531)	66.5%
Interest expense for the three months ended June 30, 2024 remained relatively consistent as compared to the same period in 2023.

Interest expense increased $0.5 million for the six months ended June 30, 2024 as compared to the same period in 2023. This increase was primarily due to the capitalization of interest costs in the first quarter of 2023 in conjunction with the build-out of our distribution centers. We did not capitalize any interest in the same period in 2024.
Other Income, Net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2024	June 30, 2023	Amount	%	June 30, 2024	June 30, 2023	Amount	%
	(in thousands, except percentages)
Other income, net	$998	$685	$313	45.7%	$1,843	$1,161	$682	58.7%
Other income, net increased $0.3 million for the three months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in interest income from our marketable securities due to a higher interest rate environment.
Other income, net increased $0.7 million for the six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in interest income from our marketable securities due to a higher interest rate environment.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of June 30, 2024, we had cash, cash equivalents and short-term marketable securities of $55.3 million. Additionally, we have a term loan facility (“Term Loan”) under which $22.5 million remained available to be drawn as of June 30, 2024 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 7, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses to continue in 2024 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary use of cash includes product inventory costs and seller payouts, operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months and beyond to meet our short- and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of any future distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will be limited in the remainder of 2024 as we have completed the first phase of our new distribution center in Texas. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2023 10-K.

Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,579)	$(14,839)
Investing activities	(4,943)	29,309
Financing activities	(2,662)	(1,749)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(160)	324
Net change in cash, cash equivalents and restricted cash	$(11,344)	$13,045
Changes in Cash Flows from Operating Activities
Net cash used in operating activities was $3.6 million during the six months ended June 30, 2024, compared to net cash used of $14.8 million during the six months ended June 30, 2023. The $11.3 million decrease in operating cash outflows was primarily due to an $8.0 million decrease in our net loss, adjusted by a $2.6 million decrease in non-cash charges, and $5.8 million of favorable changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a $7.7 million reduction in inventory, mainly driven by decreased upfront inventory purchases as we transitioned our RaaS clients and introduced our European operations to the consignment model in the third quarter of 2023, a $1.4 million increase in accounts payable, accrued and other liabilities due to timing of vendor payments, a $0.9 million reduction in accounts receivable due to timing in payment processing, a $0.7 million reduction in other assets primarily due to lower vendor prepayments, and a $0.7 million reduction in lease payments due to lower rent prepayment and the expiration of certain leases. This was partially offset by a $5.6 million decrease in seller payable primarily due to timing of seller credit cash-outs or redemptions.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 was $4.9 million as compared to net cash provided by investing activities of $29.3 million for the same period in 2023. The $34.3 million increase in cash outflows was primarily due to a $36.5 million decrease in maturities of marketable securities and a $7.3 million increase in purchases of marketable securities, partially offset by a $9.5 million decrease in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 increased $0.9 million as compared to the same period in 2023 primarily due to a $0.6 million increase in payroll taxes paid on stock-based award activity and a $0.3 million decrease in proceeds from issuance of stock-based awards.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents of $44.8 million and marketable securities of $10.5 million, consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.
Inflation Risk
As of June 30, 2024, inflation remains at elevated levels in the U.S. and overseas where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of June 30, 2024, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as an unfavorable foreign currency translation adjustment of $1.1 million during the six months ended June 30, 2024, which was recognized in accumulated other comprehensive loss within our condensed consolidated balance sheet.
A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
The Company is supplementing the risk factors previously disclosed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (our “Fiscal 2023 10-K”) and in the section titled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 6, 2024 (our “First Quarter 2024 10-Q”) to include the following risk factors, which should be read in conjunction with the other risk factors presented in our Fiscal 2023 10-K and First Quarter 2024 10-Q.
Our efforts to identify and consummate a strategic alternative for our European operations conducted through our Remix subsidiary may not be successful.
Following a strategic review, we have determined to seek strategic alternatives for the Remix business with the intention to exit our existing European markets. Efforts to identify and consummate a strategic alternative could divert the attention of our management and cause us to incur various expenses, whether or not any strategic alternative is ultimately consummated. We may be unsuccessful in identifying and consummating a strategic alternative for our European operations and any such alternative may not have the anticipated benefits, any of which could harm our business, results of operations and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6.    Exhibits
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1*	Restated Certificate of Incorporation of the Registrant
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023	8-K	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant	S-1	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders	S-1	4.2	3/3/2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 5, 2024