Form 10-Q
period 2024-09-30
ThredUp Inc.
filed 2024-11-04
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 85,660,389 shares of Class A common stock and 28,097,227 shares of Class B common stock outstanding as of October 28, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “possible” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
•our ability to regain compliance with Nasdaq’s and LTSE’s continued listing requirements;
•our ability to continue to generate revenue from new Resale-as-a-Service (“RaaS”) offerings as sources of revenue;
•our impairment assessments of goodwill and other intangible assets, including the assumptions used therein and the results thereof;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$43,715	$56,084
Marketable securities	11,581	8,100
Accounts receivable, net	5,717	7,813
Inventory	7,375	15,687
Other current assets	4,977	6,204
Total current assets	73,365	93,888
Operating lease right-of-use assets	44,804	42,118
Property and equipment, net	76,432	87,672
Goodwill	12,121	11,957
Intangible assets	1,995	8,156
Other assets	6,227	6,176
Total assets	$214,944	$249,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,125	$9,457
Accrued and other current liabilities	34,170	35,934
Seller payable	19,802	21,495
Operating lease liabilities, current	5,455	5,949
Current portion of long-term debt	3,851	3,838
Total current liabilities	76,403	76,673
Operating lease liabilities, non-current	47,147	44,621
Long-term debt, net of current portion	19,116	22,006
Other non-current liabilities	3,006	2,750
Total liabilities	145,672	146,050
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of September 30, 2024 and December 31, 2023; 113,758 and 108,784 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	11	11
Additional paid-in capital	605,687	585,156
Accumulated other comprehensive loss	(2,272)	(2,375)
Accumulated deficit	(534,154)	(478,875)
Total stockholders’ equity	69,272	103,917
Total liabilities and stockholders’ equity	$214,944	$249,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share amounts)
Revenue:
Consignment	$59,850	$57,838	$184,930	$157,732
Product	13,171	24,211	47,434	82,897
Total revenue	73,021	82,049	232,364	240,629
Cost of revenue:
Consignment	11,354	10,131	34,122	28,931
Product	9,687	15,291	34,816	48,246
Total cost of revenue	21,041	25,422	68,938	77,177
Gross profit	51,980	56,627	163,426	163,452
Operating expenses:
Operations, product, and technology	37,190	40,355	117,162	118,473
Marketing	15,299	19,406	44,765	54,919
Sales, general, and administrative	14,545	15,058	47,558	47,147
Impairment of long-lived assets	9,814	—	9,814	—
Total operating expenses	76,848	74,819	219,299	220,539
Operating loss	(24,868)	(18,192)	(55,873)	(57,087)
Interest expense	(629)	(732)	(1,958)	(1,530)
Other income, net	730	845	2,573	2,006
Loss before provision for income taxes	(24,767)	(18,079)	(55,258)	(56,611)
Provision for income taxes	4	3	21	24
Net loss	$(24,771)	$(18,082)	$(55,279)	$(56,635)
Loss per share, basic and diluted	$(0.22)	$(0.17)	$(0.50)	$(0.54)
Weighted-average shares used in computing loss per share, basic and diluted	112,854	105,898	111,054	103,918
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Net loss	$(24,771)	$(18,082)	$(55,279)	$(56,635)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,187	(1,080)	92	(772)
Unrealized gain on available-for-sale securities	13	152	11	1,065
Total other comprehensive income (loss)	1,200	(928)	103	293
Total comprehensive loss	$(23,571)	$(19,010)	$(55,176)	$(56,342)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
Issuance of common stock from exercise of stock options and restricted stock units	1,694	—	81			81
Stock-based compensation			7,506			7,506
Shares withheld for net share settlement	(261)	—	(550)			(550)
Net loss					(16,554)	(16,554)
Other comprehensive loss				(870)		(870)
Balance as of March 31, 2024	110,217	$11	$592,193	$(3,245)	$(495,429)	$93,530
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,458	—	407			407
Stock-based compensation			7,314			7,314
Shares withheld for net share settlement	(289)	—	(581)			(581)
Net loss					(13,954)	(13,954)
Other comprehensive loss				(227)		(227)
Balance as of June 30, 2024	112,386	$11	$599,333	$(3,472)	$(509,383)	$86,489
Issuance of common stock from exercise of stock options and restricted stock units	1,680	—	—			—
Stock-based compensation			6,636			6,636
Shares withheld for net share settlement	(308)	—	(282)			(282)
Net loss					(24,771)	(24,771)
Other comprehensive income				1,200		1,200
Balance as of September 30, 2024	113,758	$11	$605,687	$(2,272)	$(534,154)	$69,272

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2022	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
Issuance of common stock from exercise of stock options and restricted stock units	1,484	—	275			275
Stock-based compensation			9,720			9,720
Shares withheld for net share settlement	(180)	—	(270)			(270)
Net loss					(19,793)	(19,793)
Other comprehensive income				1,154		1,154
Balance as of March 31, 2023	102,836	$10	$561,577	$(3,080)	$(427,420)	$131,087
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,663	1	593			594
Stock-based compensation			7,958			7,958
Shares withheld for net share settlement	(164)	—	(348)			(348)
Net loss					(18,760)	(18,760)
Other comprehensive income				67		67
Balance as of June 30, 2023	105,335	$11	$569,780	$(3,013)	$(446,180)	$120,598
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	1,673	—	490			490
Stock-based compensation			8,190			8,190
Shares withheld for net share settlement	(171)	—	(720)			(720)
Net loss					(18,082)	(18,082)
Other comprehensive loss				(928)		(928)
Balance as of September 30, 2023	106,837	$11	$577,740	$(3,941)	$(464,262)	$109,548
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Cash flows from operating activities:
Net loss	$(55,279)	$(56,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,687	24,907
Depreciation and amortization	14,497	13,881
Impairment of long-lived assets	9,814	—
Reduction in carrying amount of right-of-use assets	4,551	4,788
Other	(595)	59
Changes in operating assets and liabilities:
Accounts receivable, net	2,103	(1,373)
Inventory	8,305	(873)
Other current and non-current assets	1,769	1,055
Accounts payable	3,121	4,049
Accrued and other current liabilities	(2,129)	(4,331)
Seller payable	(1,711)	5,358
Operating lease liabilities	(5,205)	(5,426)
Other non-current liabilities	(160)	(75)
Net cash used in operating activities	(232)	(14,616)
Cash flows from investing activities:
Purchases of marketable securities	(24,673)	(9,851)
Maturities of marketable securities	21,600	71,979
Purchases of property and equipment	(5,363)	(13,775)
Net cash provided by (used in) investing activities	(8,436)	48,353
Cash flows from financing activities:
Repayment of debt	(3,000)	(3,000)
Proceeds from issuance of stock-based awards	2,070	3,761
Payments of withholding taxes on stock-based awards	(2,995)	(3,744)
Net cash used in financing activities	(3,925)	(2,983)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	121	(230)
Net change in cash, cash equivalents, and restricted cash	(12,472)	30,524
Cash, cash equivalents, and restricted cash, beginning of period	61,469	44,051
Cash, cash equivalents, and restricted cash, end of period	$48,997	$74,575
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
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to: the useful lives of property and equipment and intangibles, allowance for sales returns, breakage on loyalty points and rewards and gift cards, valuation of inventory, stock-based compensation, lease liabilities, goodwill and acquired intangible assets, and impairment of long-lived assets.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2024 and 2023, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”).
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three and nine months ended September 30, 2024.
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
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The ASU does not affect the recognition, measurement, or financial statement presentation of segments. The Company is reviewing its segment disclosures to determine the impact, if any, to the notes to its consolidated financial statements.

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
As of September 30, 2024 and December 31, 2023, the Company had a deferred revenue liability of $2.4 million and $3.1 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption and expiration of $2.8 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $10.3 million and $6.7 million for the nine months ended September 30, 2024 and 2023, respectively. Beginning October 1, 2024, customers will no longer earn loyalty points and may redeem any accumulated points until expiration but no later than January 15, 2025. As a result, revenue attributable to any remaining performance obligation is expected to be recognized by January 15, 2025.
Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards beginning after one year at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of September 30, 2024 and December 31, 2023, $5.9 million and $6.6 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards amounted to $0.3 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $0.8 million and $1.7 million for the nine months ended September 30, 2024 and 2023, respectively.
The Company recognizes breakage revenue when it determines that the redemption of gift cards is remote. Breakage revenue was $1.3 million and $3.9 million for the three and nine months ended September 30, 2024, respectively. Breakage revenue was $1.9 million and $2.3 million for the three and nine months ended September 30, 2023.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of September 30, 2024 and December 31, 2023, $5.1 million and $4.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $10.5 million and $10.2 million for the three months ended September 30, 2024 and 2023, respectively, and $32.6 million and $30.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$43,715	$56,084
Restricted cash included in Other current assets	335	462
Restricted cash included in Other assets	4,947	4,923
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$48,997	$61,469
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. As of September 30, 2024 and December 31, 2023, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of September 30, 2024 and December 31, 2023.
Long-Lived Assets and Goodwill
The Company reviews its long-lived assets, consisting of property and equipment, operating lease right-of-use assets, and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset or asset group to the future net undiscounted cash flows expected to be generated from the use of the asset or asset group and its eventual disposition. If such review indicates that the carrying amount of the asset or asset group is not recoverable, the carrying amount of such assets or asset group is reduced to its fair value.
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Operating as one operating and reportable segment, the Company performs a qualitative assessment annually during the fourth quarter to determine if it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, the Company would perform a quantitative assessment, in which it would use a discounted cash flow approach to estimate the fair value of its single reporting unit. If the fair value of the single reporting unit is less than its carrying amount, then an impairment charge is recognized for the difference between the fair value and carrying amount of goodwill.

3. Financial Instruments and Fair Value Measurements
Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,010	$—	$—	$5,010
Commercial paper	—	8,917	—	8,917
Total cash equivalents	5,010	8,917	—	13,927
Marketable securities:
U.S. treasury securities	—	9,594	—	9,594
U.S. government agency bonds	—	1,987	—	1,987
Total marketable securities	—	11,581	—	11,581
Total assets at fair value	$5,010	$20,498	$—	$25,508

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$8,028	$—	$—	$8,028
Commercial paper	—	14,954	—	14,954
U.S. treasury securities	—	7,976	—	7,976
U.S. government agency bonds	—	1,108	—	1,108
Total cash equivalents	8,028	24,038	—	32,066
Marketable securities:
U.S. treasury securities	—	7,405	—	7,405
U.S. government agency bonds	—	695	—	695
Total marketable securities	—	8,100	—	8,100
Total assets at fair value	$8,028	$32,138	$—	$40,166
As of September 30, 2024 and December 31, 2023, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of September 30, 2024, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s U.S. treasury securities, commercial paper and U.S. government agency bonds were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2024. As of September 30, 2024, all of the $11.6 million carrying amount of marketable securities had a contractual maturity date of less than one year.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable.
In the third quarter of 2024, the Company announced its decision to exit the European market and initiated a strategic review of its Remix Global EAD (“Remix”) business. The decision to exit the European market, coupled with the decline in the Company’s market capitalization, were identified as qualitative indicators of potential impairment of long-lived assets and goodwill. Consequently, the Company performed long-lived assets and goodwill impairment assessments during the third quarter of 2024 and recognized an impairment of long-lived assets of $9.8 million, of which $5.6 million related to certain property and equipment and $4.2 million related to intangible assets. There was no impairment recognized on goodwill as its fair value exceeded its carrying amount as of the valuation date. See Note 3. Financial Instruments and Fair Value Measurements, for further discussion of fair value measurements.
In conducting the long-lived assets and goodwill impairment assessments in the third quarter of 2024, the Company determined fair values using a combination of a market approach, which incorporated valuation multiples of comparable public companies and transactions, and an income approach based on projected discounted cash flows (the “DCF” model). The significant assumptions used in the DCF model included estimates of future revenues and operating expenses, long-term growth rates, working capital requirements, and discount rates, which are considered unobservable inputs and are classified as Level 3 within the fair value hierarchy. Estimating the fair value of a business was a subjective process that involved assumptions market participants would use in determining fair value, along with other estimates and judgments, particularly related to future cash flows, which are inherently uncertain.
See Note 2. Significant Accounting Policies for further discussion of the Company’s accounting policies on long-lived assets and goodwill impairment assessments.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$79,255	$79,273
Leasehold improvements	25,141	27,620
Internal-use software	13,028	11,284
Computers and software	8,112	8,260
Construction in progress	7,825	6,542
Furniture and fixtures	2,360	2,574
Total property and equipment, at cost	135,721	135,553
Less: accumulated depreciation and amortization	(59,289)	(47,881)
Property and equipment, net	$76,432	$87,672
Depreciation and amortization expense of property and equipment was $4.0 million and $4.7 million for the three months ended September 30, 2024 and 2023, and $12.5 million and $11.9 million for the nine months ended September 30, 2024 and 2023, respectively.
Based on the result of its long-lived asset impairment assessment, the Company recognized an impairment of certain property and equipment of $5.6 million for the three and nine months ended September 30, 2024, which reduced the cost basis. See Note 3. Financial Instruments and Fair Value Measurements for further discussion of the Company’s long-lived assets impairment assessment conducted during the third quarter of 2024.

5. Goodwill and Other Intangible Assets
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix in 2021.
Goodwill was $12.1 million and $12.0 million as of September 30, 2024 and December 31, 2023, respectively. The change in goodwill during the nine months ended September 30, 2024 was due to foreign currency translation adjustments. Based on the result of its goodwill impairment assessment, the Company did not recognize any impairment of goodwill in the three and nine months ended September 30, 2024 as its fair value exceeded its carrying amount as of the valuation date. To date, there has been no impairment of goodwill. See Note 3. Financial Instruments and Fair Value Measurements for further discussion of the Company’s goodwill impairment assessment conducted during the third quarter of 2024.
The gross carrying amounts and accumulated amortization of the Company’s intangible assets with determinable lives as of September 30, 2024 and December 31, 2023 were as follows:

		September 30, 2024
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$3,353	$(1,875)	$1,478
Developed technology	3	4,743	(4,712)	31
Trademarks	9	1,994	(1,508)	486
Total		$10,090	$(8,095)	$1,995

		December 31, 2023
	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(in thousands)
Customer relationships	8	$4,965	$(1,386)	$3,579
Developed technology	3	4,679	(3,482)	1,197
Trademarks	9	4,494	(1,114)	3,380
Total		$14,138	$(5,982)	$8,156
Based on the result of its long-lived asset impairment assessment, the Company recognized an impairment of intangible assets of $4.2 million for the three and nine months ended September 30, 2024, which reduced the gross carrying amount. See Note 3. Financial Instruments and Fair Value Measurements for further discussion of the Company’s long-lived assets impairment assessment conducted during the third quarter of 2024.
Amortization expense related to developed technology, customer relationships, and trademarks is recorded within operations, product, and technology; sales, general, and administrative; and marketing expense, respectively, within the Company’s condensed consolidated statements of operations. Amortization expense of intangible assets with determinable lives was $0.7 million for each of the three months ended September 30, 2024 and 2023, and $2.0 million for each of the nine months ended September 30, 2024 and 2023.
6. Balance Sheet Components
Inventory consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Work in process	$666	$3,333
Finished goods	6,709	12,354
Total	$7,375	$15,687

Accrued and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Gift card and site credit liabilities	$10,999	$11,407
Deferred revenue	5,215	6,377
Accrued compensation	4,408	4,092
Accrued vendor liabilities	4,199	4,080
Accrued taxes	4,121	4,967
Allowance for returns	3,978	3,817
Accrued other	1,250	1,194
Total	$34,170	$35,934
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of September 30, 2024, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of September 30, 2024 and December 31, 2023, the effective interest rate for borrowings under the Term Loan was 10.22% and 10.73%, respectively.
During the nine months ended September 30, 2024 and 2023, the Company did not make any borrowings under the Term Loan and repaid a total of $3.0 million in each of the periods on amounts outstanding under the Term Loan. As of September 30, 2024 and December 31, 2023, the amounts outstanding under the Term Loan were $23.3 million and $26.3 million, respectively.
The Company incurred $0.6 million and $0.7 million of interest costs relating to the Term Loan during the three months ended September 30, 2024 and 2023, respectively. There was no capitalized interest during the three months ended September 30, 2024 and 2023.
The Company incurred $2.0 million of interest costs relating to the Term Loan during each of the nine months ended September 30, 2024 and 2023. There was no capitalized interest during the nine months ended September 30, 2024, and $0.6 million was capitalized as part of an asset for the nine months ended September 30, 2023.

As of September 30, 2024, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2024 (Remaining three months)	$1,000
2025	4,000
2026	4,000
2027	14,333
Total principal payments	23,333
Less: unamortized debt discount	(366)
Less: current portion of long-term debt	(3,851)
Non-current portion of long-term debt	$19,116
8. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	85,661	1,000,000	78,830
Class B common stock	120,000	28,097	120,000	29,954
Total	1,120,000	113,758	1,120,000	108,784
9. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 10, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2023 10-K. During the nine months ended September 30, 2024, the Company granted restricted stock units subject to service conditions.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Operations, product, and technology	$3,150	$2,858	$8,588	$9,442
Marketing	148	1,264	525	3,392
Sales, general, and administrative	3,169	3,766	11,574	12,073
Total stock-based compensation expense	$6,467	$7,888	$20,687	$24,907

Stock-based compensation expense capitalized in internal use software was not material for the three and nine months ended September 30, 2024 and 2023.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the nine months ended September 30, 2024:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	16,247	$1.99	4.14 years	$5,861
Granted	—
Exercised	(66)	$1.50
Forfeited or expired	(201)	$2.19
Outstanding as of September 30, 2024	15,980	$1.98	3.36 years	$—
Exercisable as of September 30, 2024	15,336	$1.98	3.25 years	$—

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of September 30, 2024, the total unrecognized compensation cost related to all nonvested stock options was not material.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the nine months ended September 30, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	8,538	$4.39
Granted	10,211	$1.90
Vested	(5,538)	$3.74
Forfeited	(1,906)	$4.07
Outstanding and nonvested as of September 30, 2024	11,305	$2.51
The fair value of RSUs as of the vesting date was $9.5 million and $24.6 million during the nine months ended September 30, 2024 and 2023, respectively.
During the three months ended March 31, 2023, the Company modified the vesting schedule of substantially all RSUs outstanding as of December 31, 2022 from 4 years to 3 years and recognized compensation expense of $2.4 million related to the acceleration of the vesting schedule.
As of September 30, 2024, the total unrecognized compensation cost related to all nonvested RSUs was $25.8 million and the related weighted-average period over which it is expected to be recognized was approximately two years.
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
11. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three and nine months ended September 30, 2024 and 2023 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2024 and 2023, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
12. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2024	September 30, 2023
	(in thousands)
Stock options	15,980	17,020
Restricted stock units	11,305	10,909
Employee stock purchase plan	314	97
Total	27,599	28,026
13. Subsequent Event
In October 2024, the Company signed a non-binding term sheet, outlining the terms for a buyout of Remix by the Remix management team. Under the proposed terms, the Company is expected to retain a minority interest in the Remix business. Both parties are working toward the closing of this transaction by the end of 2024.

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
Recent Business Developments
Remix
In the third quarter of 2024, we announced that, following a review of our European operations, we intend to exit the European market and are evaluating strategic alternatives for our Remix business. The decision to exit the European market, coupled with the decline in our market capitalization, were identified as qualitative indicators of potential impairment of long-lived assets and goodwill. Consequently, in connection with the preparation of our financial statements for the quarterly period ended September 30, 2024, we performed long-lived assets and goodwill impairment assessments and recognized an impairment of long-lived assets of $9.8 million, of which $5.6 million related to certain property and equipment and $4.2 million related to intangible assets. There was no impairment recognized on goodwill as its fair value exceeded its carrying amount as of the valuation date. See Note 2. Significant Accounting Policies and Note 3. Financial Instruments and Fair Value Measurements, for further discussion of these impairment assessments.
Estimating fair values is a subjective process involving numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation for our long-lived assets and goodwill impairment. This could result in future impairment charges, which may adversely affect our business, financial condition and results of operations.
Overview of Third Quarter Results
Revenue: Total revenue was $73.0 million, representing a decrease of 11.0% year over year.

Gross Profit and Margin: Gross profit totaled $52.0 million, representing a decrease of 8.2% year over year. Gross margin was 71.2%, an increase of 220 basis points from 69.0% in the comparable quarter last year.
Net Loss: Net loss was $24.8 million, or a negative 33.9% of revenue, for the third quarter of 2024, compared to a net loss of $18.1 million, or a negative 22.0% of revenue, for the third quarter of 2023. Net loss for the third quarter of 2024 included an impairment of long-lived assets related to our European operations of $9.8 million.
Non-GAAP Adjusted EBITDA Loss: Non-GAAP Adjusted EBITDA loss was $2.5 million, or a negative 3.4% of revenue, for the third quarter of 2024, compared to Non-GAAP Adjusted EBITDA loss of $3.6 million, or a negative 4.4% of revenue, for the third quarter of 2023. Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures, which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.
Active Buyers and Orders: Active Buyers totaled 1.6 million and Orders totaled 1.6 million in the third quarter of 2024, representing decreases of 7.4% and 13.9%, respectively, compared to the third quarter of 2023.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30, 2024	September 30, 2023	Change		September 30, 2024	September 30, 2023	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,632	1,763	(7.4)%		1,632	1,763	(7.4)%
Orders	1,553	1,803	(13.9)%		4,890	5,103	(4.2)%
Total revenue	$73,021	$82,049	(11.0)%		$232,364	$240,629	(3.4)%
Gross profit	$51,980	$56,627	(8.2)%		$163,426	$163,452	—%
Gross margin	71.2%	69.0%	220	bps	70.3%	67.9%	240	bps
Net loss	$(24,771)	$(18,082)	37.0%		$(55,279)	$(56,635)	(2.4)%
Net loss margin	(33.9)%	(22.0)%	(1,190)	bps	(23.8)%	(23.5)%	(30)	bps
Non-GAAP Adjusted EBITDA loss(1)	$(2,460)	$(3,588)	(31.4)%		$(4,740)	$(15,235)	(68.9)%
Non-GAAP Adjusted EBITDA loss margin(1)	(3.4)%	(4.4)%	100	bps	(2.0)%	(6.3)%	430	bps

(1)Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin are non-GAAP measures, which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA loss to net loss.
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

Non-GAAP Financial Metrics
Non-GAAP Adjusted EBITDA Loss and Non-GAAP Adjusted EBITDA Loss Margin
Non-GAAP Adjusted EBITDA loss means net loss adjusted to exclude, where applicable in a given period, stock-based compensation expense, impairment of long-lived assets, depreciation and amortization, severance and other reorganization costs, interest expense, and provision for income taxes. Non-GAAP Adjusted EBITDA loss margin represents Non-GAAP Adjusted EBITDA loss divided by Total revenue. We use Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin as non-GAAP measures to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA loss and Non-GAAP Adjusted EBITDA loss margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of net loss to Non-GAAP Adjusted EBITDA loss:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Net loss	$(24,771)	$(18,082)	$(55,279)	$(56,635)
Impairment of long-lived assets	9,814	—	9,814	—
Stock-based compensation expense	6,467	7,888	20,687	24,907
Depreciation and amortization	4,699	5,364	14,497	13,881
Severance and other reorganization costs	698	507	3,562	1,058
Interest expense	629	732	1,958	1,530
Provision for income taxes	4	3	21	24
Non-GAAP Adjusted EBITDA loss	$(2,460)	$(3,588)	$(4,740)	$(15,235)
Total revenue	$73,021	$82,049	$232,364	$240,629
Non-GAAP Adjusted EBITDA loss margin	(3.4)%	(4.4)%	(2.0)%	(6.3)%

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Consignment revenue	$59,850	$57,838	$2,012	3.5%	$184,930	$157,732	$27,198	17.2%
Product revenue	13,171	24,211	(11,040)	(45.6)%	47,434	82,897	(35,463)	(42.8)%
Total revenue	$73,021	$82,049	$(9,028)	(11.0)%	$232,364	$240,629	$(8,265)	(3.4)%
Consignment revenue as a percentage of Total revenue	82.0%	70.5%			79.6%	65.5%
Product revenue as a percentage of Total revenue	18.0%	29.5%			20.4%	34.5%
Total revenue decreased $9.0 million, or 11.0%, for the three months ended September 30, 2024 as compared to the same period in 2023. This decline was driven by a $11.0 million or 45.6% decrease in product revenue, partially offset by a $2.0 million or 3.5% increase in consignment revenue. The shift reflects our strategic decision to transition our RaaS clients from a product to a consignment model, as well as the introduction of the consignment model to our European operations in the third quarter of 2023. Additionally, the decline reflects a shift in focus, with fewer resources allocated to the European business as we evaluate strategic alternatives for that market. The overall decrease in total revenue was mainly due to a 7.4% decrease in Active Buyers and a 13.9% decrease in Orders. This was partially offset by a 14.0% increase in the average order value.
Total revenue decreased $8.3 million, or 3.4%, for the nine months ended September 30, 2024 as compared to the same period in 2023. This decline was driven by a $35.5 million or 42.8% decrease in product revenue, partially offset by a $27.2 million or 17.2% increase in consignment revenue. The shift reflects our strategic decision to transition our RaaS clients from a product to a consignment model, as well as the introduction of the consignment model to our European operations in the third quarter of 2023. Additionally, the decline reflects a shift in focus, with fewer resources allocated to the European business as we evaluate strategic alternatives for that market. The overall decrease in total revenue was mainly due to a 7.4% decrease in Active Buyers and a 4.2% decrease in Orders. This was partially offset by a 11.2% increase in the average order value.
Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$11,354	$10,131	$1,223	12.1%	$34,122	$28,931	$5,191	17.9%
Cost of product revenue	9,687	15,291	(5,604)	(36.6)%	34,816	48,246	(13,430)	(27.8)%
Total cost of revenue	$21,041	$25,422	$(4,381)	(17.2)%	$68,938	$77,177	$(8,239)	(10.7)%
Gross profit	$51,980	$56,627	$(4,647)	(8.2)%	$163,426	$163,452	$(26)	—%
Gross margin	71.2%	69.0%			70.3%	67.9%
Consignment revenue is recognized net of seller payouts. Seller payouts related to product revenue are included as a component of cost of product revenue. As such, product revenue has a lower gross margin than consignment revenue.

Gross margin was 71.2% and 69.0% for the three months ended September 30, 2024 and 2023, respectively, or an increase of 220 basis points.
Gross margin was 70.3% and 67.9% for the nine months ended September 30, 2024 and 2023, respectively, or an increase of 240 basis points.
The increase in gross margin for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily driven by a significantly higher proportion of revenue from the consignment model, which has a higher gross margin than the product model. The transition of our RaaS clients to consignment model and the introduction of the consignment model to our European operations in the third quarter of 2023 contributed to the growth in our consignment revenue, positively impacting our gross margin.
Consignment Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$11,354	$10,131	$1,223	12.1%	$34,122	$28,931	$5,191	17.9%
Consignment gross margin	81.0%	82.5%			81.5%	81.7%
Consignment gross margin was 81.0% and 82.5% for the three months ended September 30, 2024 and 2023, respectively, or a decrease of 150 basis points. Consignment gross margin was 81.5% and 81.7% for the nine months ended September 30, 2024 and 2023, respectively, or a decrease of 20 basis points. The decrease in consignment gross margin for the three and nine months ended September 30, 2024 as compared to the same periods in 2023 was primarily due to an increase in outbound shipping and packaging costs.
Product Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$9,687	$15,291	$(5,604)	(36.6)%	$34,816	$48,246	$(13,430)	(27.8)%
Product gross margin	26.5%	36.8%			26.6%	41.8%
Product gross margin was 26.5% and 36.8% for the three months ended September 30, 2024 and 2023, respectively, or a decrease of 1,030 basis points. The decrease in product gross margin for the three months ended September 30, 2024 as compared to the same period in 2023 was primarily due to a 1,200 basis point increase in product inventory costs, mainly driven by our European operations. This decrease was partially offset by a 170 basis point decrease in shipping, labor, and packaging costs.
Product gross margin was 26.6% and 41.8% for the nine months ended September 30, 2024 and 2023, respectively, or a decrease of 1,520 basis points. The decrease in product gross margin for the nine months ended September 30, 2024 as compared to the same period in 2023 was due to a 1,740 increase in product inventory costs, mainly driven by our European operations, partially offset by a 220 basis point decrease in shipping, labor, and packaging costs.

Operations, Product, and Technology

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$37,190	$40,355	$(3,165)	(7.8)%	$117,162	$118,473	$(1,311)	(1.1)%
Operations, product, and technology as a percentage of total revenue	50.9%	49.2%			50.4%	49.2%
Operations, product, and technology expenses decreased $3.2 million, or 7.8% for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was due to a $2.0 million decrease in personnel-related costs following our workforce reorganization in March 2024 and a $1.2 million decrease in facilities, technology, and other costs. The increase in operations, product, and technology expenses as a percentage of total revenue was primarily due to the decline in total revenue.
Operations, product, and technology expenses decreased $1.3 million, or 1.1% for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily due to a $5.1 million decrease in personnel-related costs, primarily due to our workforce reorganization in March 2024. This decrease was partially offset by a $2.1 million increase in inbound shipping related to consignment revenue, an $0.8 million increase in facilities, technology, and other costs, as well as an $0.8 million increase in severance costs as a result of our workforce reorganization. The increase in operations, product, and technology expenses as a percentage of total revenue was primarily due to the decline in total revenue.
Marketing

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Marketing	$15,299	$19,406	$(4,107)	(21.2)%	$44,765	$54,919	$(10,154)	(18.5)%
Marketing as a percentage of total revenue	21.0%	23.7%			19.3%	22.8%
Marketing expenses decreased $4.1 million, or 21.2%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was due to a $2.4 million decrease in personnel-related costs, of which $1.1 million was related to stock-based compensation expense, primarily due to our workforce reorganization in March 2024 as well as a $2.0 million decrease in advertising costs. This decrease was partially offset by a $0.3 million increase in facilities, technology and other costs. The decrease in marketing expenses as a percentage of total revenue was due to a decrease in marketing spend coupled with a decline in total revenue.
Marketing expenses decreased $10.2 million, or 18.5%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The decrease was primarily due to a $5.2 million decrease in personnel-related costs, of which $2.9 million was related to stock-based compensation expense, primarily due to our workforce reorganization in March 2024, as well as a $4.8 million decrease in advertising costs. The decrease in marketing expenses as a percentage of total revenue was due to a decrease in marketing spend coupled with a decline in total revenue.

Sales, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$14,545	$15,058	$(513)	(3.4)%	$47,558	$47,147	$411	0.9%
Sales, general, and administrative as a percentage of total revenue	19.9%	18.4%			20.5%	19.6%
Sales, general, and administrative expenses decreased $0.5 million, or 3.4%, for the three months ended September 30, 2024 as compared to the same period in 2023. The decrease was due to a $1.4 million decrease in personnel-related costs following our workforce reorganization in March 2024, of which $0.6 million was related to stock-based compensation expense. This decrease was partially offset by a $0.5 million increase in professional services, primarily related to strategic review costs for Remix, and a $0.4 million increase in facilities, technology and other costs. The increase in sales, general, and administrative expenses as a percentage of total revenue was primarily due to the decline in total revenue.
Sales, general, and administrative expenses increased $0.4 million, or 0.9%, for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to a $1.3 million increase in severance costs as a result of our workforce reorganization in March 2024 and a $0.3 million increase in facilities, technology and other costs. This increase was partially offset by a $1.2 million decrease in personnel-related costs following our workforce reorganization in March 2024, of which $0.5 million was related to stock-based compensation expense. The increase in sales, general, and administrative expenses as a percentage of total revenue was primarily due to the decline in total revenue.

Impairment of Long-lived Assets

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Impairment of long-lived assets	$9,814	$—	$9,814	**	$9,814	$—	$9,814	**
During the third quarter of 2024, we conducted long-lived assets and goodwill impairment assessments in connection with our decision to exit the European market, coupled with the decline in our market capitalization. As a result, we recognized an impairment of long-lived assets of $9.8 million, of which $5.6 million related to certain property and equipment and $4.2 million related to intangible assets. See Notes 2. Significant Accounting Policies and 3. Financial Instruments and Fair Value Measurements for further discussion of our impairment policy and assessments, respectively.
Interest Expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Interest expense	$(629)	$(732)	$103	(14.1)%	$(1,958)	$(1,530)	$(428)	28.0%
Interest expense for the three months ended September 30, 2024 as compared to the same period in 2023, slightly decreased due to a lower outstanding debt balance.
Interest expense increased $0.4 million for the nine months ended September 30, 2024 as compared to the same period in 2023. This increase was primarily due to the capitalization of interest costs in the first quarter of 2023 in conjunction with the build-out of our distribution centers. We did not capitalize any interest in the same period in 2024.
Other Income, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2024	September 30, 2023	Amount	%	September 30, 2024	September 30, 2023	Amount	%
	(in thousands, except percentages)
Other income, net	$730	$845	$(115)	(13.6)%	$2,573	$2,006	$567	28.3%
Other income, net for the three months ended September 30, 2024 as compared to the same period in 2023 slightly decreased due to a lower cash equivalents balance.
Other income, net increased $0.6 million for the nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in interest income from our marketable securities due to a higher interest rate environment.

Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of September 30, 2024, we had cash, cash equivalents and short-term marketable securities of $55.3 million. Additionally, we have a term loan facility (“Term Loan”) under which $22.5 million remained available to be drawn as of September 30, 2024 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 7. Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
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
Our future capital requirements will depend on many factors, including but not limited to, the timing of any future distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will not be material in the remainder of 2024 as we have completed the first phase of our new distribution center in Texas. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2023 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(232)	$(14,616)
Investing activities	(8,436)	48,353
Financing activities	(3,925)	(2,983)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	121	(230)
Net change in cash, cash equivalents and restricted cash	$(12,472)	$30,524
Changes in Cash Flows from Operating Activities
Net cash used in operating activities was $0.2 million during the nine months ended September 30, 2024, compared to net cash used of $14.6 million during the nine months ended September 30, 2023. The $14.4 million decrease in operating cash outflows was primarily due to an $1.4 million decrease in our net loss, adjusted by a $5.3 million increase in non-cash charges, and $7.7 million of favorable changes in operating assets and liabilities. The change in operating assets and liabilities was primarily due to a $9.2 million reduction in inventory, mainly driven by decreased upfront inventory purchases as we transitioned our RaaS clients and introduced our European operations to the consignment model in the third quarter of 2023, a $3.5 million reduction in accounts receivable due to timing in payment processing, and a $2.2 million increase in accrued and other liabilities due to timing of vendor payments. This was partially offset by a $7.1 million decrease in seller payable, primarily due to timing of seller credit cash-outs or redemptions and conversions to gift cards.

Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2024 was $8.4 million as compared to net cash provided by investing activities of $48.4 million for the same period in 2023. The $56.8 million increase in cash outflows was primarily due to a $50.4 million decrease in maturities of marketable securities and a $14.8 million increase in purchases of marketable securities, partially offset by a $8.4 million decrease in purchases of property and equipment.
Changes in Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 increased $0.9 million as compared to the same period in 2023 primarily due to a $1.7 million decrease in proceeds from issuance of stock-based awards, partially offset by a $0.7 million decrease in payroll taxes paid on stock-based award activity.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents of $43.7 million and marketable securities of $11.6 million, consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.

Inflation Risk
As of September 30, 2024, inflation remains at elevated levels in the U.S. and overseas where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Foreign Currency Exchange Rate Risk
We transact business in Europe through Remix in multiple currencies. As a result, our operating results, cash flows and net investment in Remix are subject to fluctuations due to changes in foreign currency exchange rates. As of September 30, 2024, our most significant currency exposure was the Bulgarian lev. We manage our foreign currency exchange rate risks through natural hedges including foreign currency revenue and costs matching, as well as foreign currency assets offsetting liabilities. We have not entered into any hedging arrangements with respect to foreign currency risk, but we may do so in the future if our exposure to foreign currency becomes more significant.
Assets and liabilities of our foreign operations are translated into dollars at period-end rates, while income and expenses are translated using the average exchange rate during the period in which the transactions occurred. The related translation adjustments were reflected as an immaterial favorable foreign currency translation adjustment during the nine months ended September 30, 2024, which was recognized in accumulated other comprehensive loss within our condensed consolidated balance sheet.
A hypothetical 10% change in foreign currency exchange rates would not have had a material impact on our financial condition or results of operations during any of the periods presented.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2024. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
The Company is supplementing the risk factors previously disclosed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 5, 2024 (our “Fiscal 2023 10-K”) and in the section titled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, filed with the SEC on May 6, 2024 and August 5, 2024 (our “First Quarter 2024 10-Q” and “Second Quarter 2024 10-Q”), to include the following risk factors, which should be read in conjunction with the other risk factors presented in our Fiscal 2023 10-K, First Quarter 2024 10-Q and Second Quarter 2024 10-Q.
New Risk Factors
The price of our Class A common stock currently does not meet the requirements for continued listing on Nasdaq. If we fail to regain and maintain compliance with the minimum listing requirements, our Class A common stock may be delisted, which could materially adversely affect the liquidity of our Class A common stock.
Our Class A common stock currently trades on the Nasdaq Stock Market LLC (“Nasdaq”). Nasdaq has requirements that a company must meet in order to remain listed on Nasdaq. For example, Nasdaq Listing Rule 5450(a)(1) requires listed securities to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the Minimum Bid Price Requirement exists if the deficiency continues for a period of 30 consecutive trading days. Our Class A common stock is also listed on The Long Term
Stock Exchange (“LTSE”), which has a similar Minimum Bid Price Requirement.
On September 24, 2024, we received written notice (the “Notice”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Listing Department”) notifying us that, based on the closing bid price of our Class A common stock for the last 34 consecutive trading days, we no longer comply with the Minimum Bid Price Requirement. The Notice had no immediate effect on the listing of our Class A common stock on The Nasdaq Global Select Market. Pursuant to the Nasdaq Listing Rules, we have been provided an initial compliance period of 180 calendar days from the Notice to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive trading days prior to March 24, 2025, and we must otherwise satisfy The Nasdaq Global Select Market’s requirements for listing. If we do not regain compliance within the compliance period(s), including any extensions that may be granted by Nasdaq, our Class A common stock will be subject to delisting. Pursuant to the LTSE Listing Rules, we have been given 180 calendar days, or until March 26, 2025, to regain compliance with the LTSE Minimum Bid Price Requirement. We intend to monitor the closing bid price of our Class A common stock and consider our available options to resolve the noncompliance with the applicable Minimum Bid Price Requirements. There can be no assurance that we will be able to regain compliance with Nasdaq’s or LTSE’s continued listing requirements or that Nasdaq or LTSE will grant us a further extension of time to regain compliance, if applicable. If our Class A common stock were to be delisted, the liquidity of our Class A common stock would be adversely affected, and the market price of our Class A common stock could decrease.
We have recorded, and may be required to record in the future, significant charges if our long-lived assets and goodwill become impaired.
We test long-lived assets and goodwill for impairment if changes in circumstances or the occurrence of events suggest impairment exists. In the third quarter of 2024, we announced our decision to exit the European market and initiated a strategic review of our Remix business. The decision to exit the European market, coupled with the decline in the Company’s market capitalization, were identified as qualitative indicators of potential impairment of long-lived assets and goodwill. As a result, we performed a long-lived assets impairment assessment as well as a quantitative goodwill impairment assessment on our one reporting unit, in connection with the preparation of the Company’s financial statements for the quarterly period ended September 30, 2024.

Based on this assessment, we recognized an impairment of long-lived assets of $9.8 million, of which $5.6 million related to certain property and equipment and $4.2 million related to intangible assets. The quantitative impairment assessment indicated that there was no impairment of goodwill related to our one reporting unit. In conducting the long-lived assets and goodwill impairment assessments, we estimated fair value using a combination of a market approach, which incorporated valuation multiples of comparable public companies and transactions, and an income approach based on projected discounted cash flows that included significant assumptions related to estimates of future revenues and operating expenses, long-term growth rates, working capital requirements, and discount rates.
It is possible that changes in circumstances, many of which are outside of our control, or in the numerous variables associated with the assumptions and estimates used in assessing the appropriate valuation of our long-lived assets and goodwill, could in the future result in other impairment charges, which could adversely affect our business, financial condition and results of operations.
Modified Risk Factors
Our efforts to identify and consummate a strategic alternative for our European operations conducted through our Remix subsidiary may not be successful.
Following a strategic review, we have determined to seek strategic alternatives for the Remix business with the intention to exit our existing European markets. Efforts to identify and consummate a strategic alternative may require significant management time and resources and have the potential to divert our attention from our ongoing business. We may need to make substantial investments of resources, including ongoing cash infusions to support the Remix business while we seek a strategic alternative, whether or not any strategic alternative is ultimately consummated. We also face risks associated with obtaining necessary regulatory approval for a strategic alternative, which could cause us to incur unanticipated liabilities and harm our business generally. We may be unsuccessful in identifying and consummating a strategic alternative for our European operations and any such alternative may not have the anticipated benefits, any of which could harm our business, results of operations and financial condition.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6.    Exhibits
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1*	Restated Certificate of Incorporation of the Registrant	10-Q	3.1	8/5/2024
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023	8-K	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant	S-1	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders	S-1	4.2	3/3/2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 4, 2024