Form 10-K
period 2024-12-31
ThredUp Inc.
filed 2025-03-03
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $122.8 million based upon the last reported sales price for such date on the Nasdaq Global Select Market.
There were 92,620,063 shares of Class A common stock and 23,574,629 shares of Class B common stock outstanding as of February 24, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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
•our ability to continue to generate revenue from Resale-as-a-Service (“RaaS”) offerings as sources of revenue;
•our impairment assessments of long-lived assets, goodwill, and other intangible assets, including the assumptions used therein and the results thereof;
•trends in our key financial and operating metrics;
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including the effects of foreign currency exchange rate fluctuations, inflationary pressures, increased interest rates, cybersecurity risks, changing consumer habits, climate change and extreme weather events and general global political and economic uncertainty;
•our ability to comply with applicable laws and regulations;
•our ability to incorporate artificial intelligence and machine learning and other emergent technologies into our business operations successfully; and
•our discontinuation of European operations in connection with the divestiture of our Remix subsidiary.
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

PART I
Item 1.    Business
ThredUp operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire the world to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to GlobalData's assessment of the secondhand market in January 2024.
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers in the United States (“U.S.”) to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Kit, fill and return it to us using our prepaid label. We take it from there and do the work to make those accepted items available for resale.
In addition to our core marketplace, some of the world’s leading brands and retailers are already taking advantage of our Resale-as-a-Service (“RaaS”) offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and form the backbone of the modern resale experience.
We have built a differentiated and defensible operating platform to enable resale at scale, combining:
•Distributed Processing Infrastructure. Our infrastructure is purpose-built for “single SKU” logistics, meaning that the vast majority of items processed are unique, came from or belong to an individual seller and is individually tracked using its own stock keeping unit (“SKU”). As of December 31, 2024, we operated distribution centers that could collectively hold more than 9.0 million items. Our operations are highly scalable, and we have the ability to process more than 100,000 unique SKUs per day across our existing distribution center footprint. We drive continuous operational efficiency through proprietary technology and ongoing automation of our infrastructure. Our existing processing and distribution centers are located in Arizona, Georgia, Pennsylvania, and Texas. By locating our facilities in strategic locations across the country, we can be closer to our buyers and sellers, which allows us to reduce shipping times in transit, and lower our inbound and outbound shipping costs. In addition, our facilities are located in geographic locations with access to a large, qualified talent pools.
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
•Data Science Expertise. We harness our robust, structured data set across our business to optimize economic decisions, such as pricing, seller payouts, item acceptance, merchandising and sell-through. We also leverage data to power efficient customer acquisition and lifetime engagement, and to provide a personalized shopping experience. ThredUp’s data science portfolio leverages machine learning algorithms, predictive analytics, and other artificial intelligence “AI” technologies to identify trends, anomalies and correlations, provide alerts and initiate business processes. ThredUp also offers AI-powered shopping tools, including improved search, where customers can use natural language prompts to obtain relevant and personalized results. Our AI-powered image search allows shoppers to upload photos to find matching or similar items, making it easy to recreate a desired look. We also offer Style Chat, an AI-powered chatbot, that helps customers create complete outfits based on natural language prompts that they provide.
We generate revenue primarily from items that are sold to buyers on our website and mobile app, as well as bag fees charged to sellers for processing Clean Out Kits.

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
Revenue from our RaaS offerings typically includes an upfront integration fee as well as ongoing service fees which are then recorded to consignment revenue. With RaaS, brands and retailers are leveraging our operating platform to deliver resale experiences to their customers across three main service modules: our Clean Out service, our cashout marketplace, and our full-service resale shops. This suite of offerings is called “Resale 360” and enables our RaaS clients to drive incremental revenue and access new customers while promoting a circular business model. As of December 31, 2024, we worked with 50 RaaS clients, including Gap, Reformation, J.Crew, Madewell, Abercrombie, and the Container Store.
On November 30, 2024, we divested 91.0% of the common stock of Remix US Holdings Inc., the parent company of Remix Global EAD (“Remix”), the operating subsidiary for our European business. As a result, we have discontinued our European operations. Unless otherwise noted as pertaining to “discontinued operations,” all commentary in this Annual Report on Form 10-K pertains solely to our continuing US operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Business Developments” for more information.
Competition
Although we have built a scaled and highly differentiated platform and managed marketplace, we face intense competition. Our competitors include other apparel retailers, particularly retailers at an off-price or fast-fashion price point, vendors of new and secondhand items, including branded goods stores, local, national and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer retailers, discount chains, independent retail stores, the online offerings of these traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar goods and services that we offer. Competitors offering the same or similar goods or services include:
•secondhand marketplaces, such as eBay, Goodwill, Mercari, Poshmark, The RealReal, Vinted and Vestiaire Collective;
•large online and discount retailers, such as Amazon.com, Inc., Target Corporation, Kohl’s Corporation and Walmart Inc.;
•off-price retailers, such as Burlington Stores, Inc., Ross Stores, Inc. and The TJX Companies, Inc.; and
•low-cost online fast-fashion retailers such as Shein and Temu.
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
Apparel, shoes and accessories sold by us are also subject to regulation in the United States by governmental agencies, including the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements, flammability testing and product safety. We are also subject to environmental laws, rules and regulations. Similarly, apparel, shoes and accessories sold by us are also subject to import regulations in the United States concerning the use of wildlife products for commercial and non-commercial trade, including the United States Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in 2025 or in the near future.
Human Capital Resources
As of December 31, 2024, we had 1,630 employees and professional contractors, including 1,424 distribution center employees. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good. We supplement our workforce with contractors and consultants in the United States and internationally, including Ukrainian engineering specialists. These Ukrainian IT specialists, who provide services on our behalf, are registered as “private entrepreneurs” with the tax authorities of Ukraine and operate as independent contractors. While we do not anticipate a reduction in force due to conflict in Ukraine, we anticipate that at least some of our Ukrainian IT specialists may be unable to work while the military conflict is unresolved.

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
We believe that a unique perspective is critical to solving complex problems and inspiring the world to think secondhand first. We are proud to maintain a workforce that is majority female and underrepresented minorities. We are committed to identifying talent from a range of backgrounds and experiences.
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
•Our ability to incorporate artificial intelligence, machine learning and other emergent technologies into our business operations successfully may affect our reputation and results of operations.
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
•Acquisitions, divestitures, strategic investments, partnerships and alliances involve numerous risks and uncertainties, could divert the attention of key management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.
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
Our ability to incorporate artificial intelligence and machine learning and other emergent technologies into our business operations successfully may affect our reputation and results of operations.
We use artificial intelligence (“AI”), and machine learning (“ML”) technologies in our business to, among other things, optimize our product presentation and personalize our website experience through advanced search and product recommendations. Our strategic plans and initiatives also include investments in information technology, data science, AI and ML and other emergent technologies. We may expand our use of AI and ML and other emergent technologies into other areas of our business including general administrative functions. However, there can be no assurance that we will realize the desired or anticipated benefits from AI and ML. Our investments in AI and ML solutions and features may negatively impact our cost of revenue and gross margins until and unless we are able to increase revenue enough to offset these investments. We may also fail to properly implement or market our AI solutions and features.

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
The use of AI and ML involves significant technical complexity and requires specialized expertise, and depends on our ability to continue to attract, retain and motivate highly skilled employees, software engineers and other employees with the technical skills in AI, ML and advanced algorithms. Competition for highly skilled employees is intense, particularly in the fields of AI and data science. We may be unable to attract or retain such highly skilled personnel who are critical to our success, which could hinder our ability to keep pace with innovation and technological changes in our industry or result in harm to our business, results of operations and financial condition.
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
We can make no assurance that secondhand items we receive from sellers will be of sufficient quality or free from damage, or that such secondhand items will not be damaged during shipping, while in one of our distribution centers or when shipped to buyers. While we conduct inspections of secondhand items sent by sellers for resale and inspect secondhand items returned by buyers, we cannot control items while they are out of our possession or prevent all damage while in our distribution centers. For example, we have in the past and may in the future experience contamination, such as mold, bacteria, insects and other pests, in the secondhand items shipped to us by our sellers, which may cause contamination of the secondhand items in our distribution centers or while shipping to buyers. If we are unable to detect and quarantine such contaminants at the time such secondhand items are initially received in our distribution centers, some or all of the secondhand items in such facilities could be contaminated. We may incur additional expenses and our reputation could be harmed if the secondhand items we offer are damaged or contain contaminants. We are also dependent on third parties to handle the shipment of our items to purchasers and to handle the shipment of the items we receive from sellers, including the FedEx Corporation (“FedEx”), which has a partnership with the United States Postal Service, and United Parcel Service, Inc. (“UPS”). We provide prepaid labels to consumers to use to ship us secondhand sellers and use third party services to ship items to buyers. If one or more of these third-party package-delivery providers increases its prices or were to experience a major work stoppage or other disruption, preventing our products from being delivered in a timely fashion or causing us to incur additional shipping costs we could not pass on to our customers, our costs could increase and our business and results of operations could be adversely affected.

We rely on consumer discretionary spending and have been and may continue to be adversely affected by economic downturns and other macroeconomic conditions or trends.
Our business and results of operations are subject to global economic and political conditions and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include economic downturns, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values, home foreclosures and reductions in home values, higher interest rates, limited credit availability, inflation, resumption of federal student loan payments, higher fuel and other energy costs, increased costs of logistics, higher commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, extreme weather events and wildfires; unforeseen public health crises, such as pandemics and epidemics; political crises, such as a government shutdown, terrorist attacks, war and other incidents of political instability, such as Russia’s invasion of Ukraine, the Israel-Hamas war and other conflicts in the Middle East, and the risk of increased tensions between China and Taiwan, or other catastrophic events, whether occurring in the United States or internationally.
Additionally, other macroeconomic developments, such as efforts of governments to stimulate or stabilize the economy, international conflicts, trade disputes, sanctions, increased tariffs internationally, including between the United States and China and on imports into the United States from various countries, have at times impacted, and may in the future impact our business in an adverse manner, whether directly or indirectly, such as through their impacts on the financial positions and operations of our customers, suppliers, and other third parties with whom we do business. Traditionally, consumer purchases of new retail items have declined during periods of economic uncertainty, when disposable income is reduced or when there is a reduction in consumer confidence. This has also resulted in increases in inventory levels which can lead to increased price competition and depressed margins. Such economic uncertainty and decrease in the rate of retail purchases in the primary market may slow the rate at which individuals choose to supply their secondhand items to us, which could result in a decrease of items available in our marketplaces, and may also slow the rate at which individuals choose to buy secondhand items and their value on our marketplaces, including through a relative increase in purchases in the primary market compared with the resale market. The presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases through our marketplaces. Further, we cannot guarantee that buyers will continue to buy at current rates if the economy worsens. Adverse economic changes could reduce consumer confidence, and thereby negatively affect our results of operations.
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
Our revenue from continuing operations was $260.0 million and $258.5 million for the years ended December 31, 2024 and 2023, respectively, representing annual growth of 1% and 7%, respectively. In future periods, we may not be able to sustain or increase revenue growth rates consistent with recent history, or at all. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
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

We experienced losses from continuing operations of $40.0 million and $52.4 million in the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur losses from continuing operations and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Because the market for secondhand items is evolving, particularly the online resale of secondhand items, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we expand our operations and infrastructure, make significant investments in our marketing initiatives, develop and introduce new technologies and automation and hire additional personnel. Additionally, during periods of increased investment in growth, we expect our operating expenses related to inbound processing, operations and technology could increase as a percentage of revenue. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow and comply with rules and regulations of being a public company, we will incur significant legal, accounting and other expenses. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the market price of our Class A common stock to decline.
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
•the impact of market volatility and economic downturns, including those caused by outbreaks of disease on our business;
•costs arising from investigations, litigation, regulatory audits and similar such proceedings, including the cost of responding to claims or inquiries, participating in such proceedings and paying any adverse judgments, fines, settlement costs and other related costs;
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
•public health crises; and
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
We have reduced our cost structure to better align the operational needs of the business to current economic conditions. In March 2024, we reorganized certain functions within our business to improve efficiencies and reduce overhead costs. We may have additional workforce reorganization initiatives in the future to improve our operations, respond to changes in business conditions and markets and to streamline certain key functions to reduce costs. We may not realize expected savings or benefits from restructuring activities, incur additional restructuring charges and experience loss of key personnel, disruptions in our operations, and difficulties in the timely delivery of products. In addition, during the fourth quarter of 2024, we divested 91% of our European business and Bulgarian subsidiary, Remix Global EAD. These factors could negatively impact our business, results of operations and financial condition.
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
Seasonality in our core marketplace does not necessarily follow that of traditional retailers, such as typical concentration of revenue in the holiday quarter, and we have seen a relatively linear revenue pattern throughout the year compared to traditional retailers. However, our business has in the past, and may in the future be adversely affected by unseasonable weather conditions, including those resulting from climate change. For example, we have observed that periods of unseasonably warm weather in the fall and winter may lead to reduced consumer spending on winter apparel that tends to have a higher average selling price, which negatively impacts our business. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. Any and all of these risks may materially and adversely affect our financial condition, results of operations and cash flows.
Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could harm our business, results of operations and financial condition.
We currently rely on both national and regional vendors for our shipping of purchases to buyers, the shipping of supplied secondhand items by sellers and the shipping of items between our distribution centers to consolidate orders. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, it could negatively impact our business and results of operations and negatively affect the experiences of our buyers and sellers, which could affect the degree to which they continue to buy and supply secondhand items on our marketplaces. For instance, our shipping arrangements with our vendors typically include volume based pricing incentives and discounts. If we fall below the volume threshold under our arrangements, then our shipping costs will increase. In addition, our ability to receive inbound secondhand items efficiently and ship secondhand items to buyers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, or acts of war or terrorism. Disruption to delivery services due to inclement weather could result in delays that could adversely affect our reputation, business and results of operations. If our secondhand items are not delivered in a timely fashion or are damaged or lost during the supply or the delivery process, our buyers or sellers could become dissatisfied and cease using our marketplaces, which could adversely affect our business and results of operations. Furthermore, the current volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. Partly as a result of rising costs, we have in the past, and may in the future announce price increases in standard shipping fees for our customers. In the future, however, we may not be able to pass such increases on to our customers.
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

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for our platform and our ability to hire and retain personnel, including employees and international contractors. Current or future economic uncertainties or downturns could adversely affect our business and results of operations. Weak or volatile economic conditions in the global economy or individual markets, changes in gross domestic product growth, financial and credit market fluctuations, inflation, labor shortages, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States or elsewhere, including the Israel-Hamas war and other conflicts in the Middle East, and other events outside of our control could cause customers and prospective customers to reduce spending, and demand for our offerings may decline. Additionally, economic downturns could result in our RaaS relationships terminating or limiting their arrangements with us as retailers focus on general cost reductions in the face of macroeconomic uncertainty. Furthermore, weak economic conditions may make it more difficult to collect on outstanding accounts receivable and may increase our expenses. If our customers reduce their spending on our products, or prospective customers delay spending on our products, as a result of a weak economy, this could adversely affect our business and financial results.
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
Acquisitions, divestitures, strategic investments, partnerships and alliances involve numerous risks and uncertainties, could divert the attention of key management personnel, disrupt our business, dilute stockholder value and harm our results of operations and financial condition.
We have in the past and may in the future seek to acquire businesses, products or technologies that we believe could complement our business, enhance our technical capabilities or otherwise offer growth opportunities. In addition, we have in the past and may in the future divest businesses, including businesses that are no longer part of our strategic plans. The pursuit of potential acquisitions and divestitures may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing such transactions, whether or not they are consummated. Any acquisition, divestiture, investment or other business relationship may result in unforeseen operating difficulties and expenditures. We also have limited experience in acquiring other businesses. In addition, our due diligence could fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees, partners or customers. If we acquire additional businesses, we may not be able to integrate successfully the acquired personnel, operations, systems and technologies, or effectively manage the combined business following the acquisition. Specifically, we may not successfully evaluate or utilize the acquired business, operations, systems, technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown risks or liabilities. Divestitures similarly require a significant investment of time and resources, may disrupt our business, may not close on the expected timing or at all, distract management from other responsibilities and may result in losses on disposal or continued financial involvement in the divested business, including through indemnification, guarantee or other financial arrangements, for a period of time following the transaction.
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

We have previously sought, and may in the future seek, to make strategic investments in companies developing products or technologies that we believe could complement our business, enhance our technical capabilities, or otherwise offer growth opportunities. These investments may be in early stage private companies for restricted stock. Such investments are generally illiquid and may never generate value. Further, the companies in which we invest may not succeed, and our investments could lose all of their value. For example, in the fourth quarter of 2024, we divested 91% of our ownership of Remix. This resulted in significant impairment charges of long-lived assets and a loss on divestiture. For more information, see the section titled “Risk Factors—Risks Relating to Legal, Regulatory, Accounting and Tax Matters—We have recorded, and may be required to record in the future, significant charges if our long-lived assets and goodwill become impaired.”
Our failure to address these risks or other issues encountered in connection with acquisitions, divestitures and investments could cause us to fail to realize the anticipated benefits, cause us to incur unanticipated liabilities and harm our business generally.
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
We currently host our domestic core marketplace and support our operations using Amazon Web Services (“AWS”) data centers, a provider of cloud infrastructure services. In addition, we currently host our RaaS websites using the Shopify Inc. e-commerce platform (“Shopify”) (together with AWS, our “third-party infrastructure services”). Our operations depend on protecting the virtual cloud infrastructures hosted in AWS and Shopify by maintaining their configuration, architecture and interconnection specifications, as well as the information stored in these virtual data centers and which third-party Internet service providers transmit. Furthermore, we have no physical access or control over the third-party infrastructure services we engage. Although we have disaster recovery plans that utilize multiple third-party infrastructure service locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our marketplaces, and our disaster recovery planning may not account for all eventualities. Further, a prolonged third-party infrastructure service disruption affecting our core marketplace or RaaS websites could damage our reputation with current buyers, sellers and RaaS clients, expose us to liability, make it difficult to attract and retain new and existing buyers, sellers and RaaS clients, or otherwise harm our business. In particular, volume of traffic and activity on our marketplace spikes on certain days and during certain periods of the year, such as during a holiday promotion. Any interruption to the availability of our marketplaces would be particularly problematic if it were to occur at such a high-volume time. In addition, we use multiple third-party payment processors to process payments made by buyers or to sellers on our marketplaces. Any disruption or failure in the services we receive from our third-party payment processors could prevent us from being able to effectively operate our marketplaces and likewise could harm our business, results of operations and financial condition.
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
We rely on trademark and trade dress to protect our brand. Our principal trademark assets include the registered trademarks “THREDUP” and “Think Secondhand First” and our logos and taglines. Our trademarks are valuable assets that support our brand and buyers’ perception of our services and merchandise. We have registered trademarks in Australia, Canada, the European Union, South Korea, Mexico, the United Kingdom and the United States. We also hold the rights to the “thredup.com” Internet domain name and various related domain names, which are subject to Internet regulatory bodies and trademark and other related laws of each applicable jurisdiction. If we are unable to protect our trademarks or domain names, our brand recognition and reputation would suffer, we would incur significant expense establishing new brands and our results of operations would be adversely impacted.

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

Risks Relating to Legal, Regulatory, Accounting and Tax Matters
Failure to comply with applicable laws or regulations, including those relating to the resale of secondhand items, or changes to such laws, rules or regulations may subject us to investigations, audits, fines, penalties, registration and approval or other governmental enforcement action.
We are subject to and may become a party to various other litigation, claims, investigations, audits, enforcement actions, arbitrations, or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management's attention and resources. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. For a description of our current legal proceedings, see "Item 3. Legal Proceedings" along with "Note 11—Commitments and Contingencies" of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition, our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business particularly following the change in Presidential administration, including those relating to the internet and e-commerce, such as geo-blocking and other geographically based restrictions, internet advertising and price display, consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, data security, network and information systems security, data protection, privacy and escheatment and unclaimed property. As a result, regulatory authorities could prevent or temporarily suspend us from conducting some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our marketplaces, limit marketing methods and capabilities, affect our growth, increase costs or subject us to additional liabilities. In addition, we would be subject to additional regulation in connection with any future international expansion.
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
The resale of secondhand items through our marketplaces is subject to regulation, including by regulatory bodies such as the United States Consumer Product Safety Commission, the Federal Trade Commission, the United States Fish and Wildlife Service and other international, federal, state and local governments and regulatory authorities. These laws and regulations are complex, vary from state to state and change often. We monitor these laws and regulations and adjust our business practices as warranted to comply. We receive our supply of secondhand items from numerous sellers located in all 50 states of the United States, and the items we receive from our sellers may contain materials such as fur, snakeskin and other exotic animal product components, that are subject to regulation. Our standard seller terms and conditions require sellers to comply with applicable laws when sending us their secondhand items. Failure of our sellers to comply with applicable laws, regulations and contractual requirements could lead to litigation or other claims against us, resulting in increased legal expenses and costs. In addition, while our vendor agreements generally contain a standard indemnification provision, certain vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations which may harm our business. Moreover, failure by us to effectively monitor the application of these laws and regulations to our business, and to comply with such laws and regulations, may negatively affect our brand and subject us to penalties and fines. We are also dependent on third parties to handle the shipment of our items to purchasers and to handle the shipment of the items we receive from sellers, including FedEx, which has a partnership with the United States Postal Service, and UPS, and provide sellers with prepaid labels to ship their items to us for resale. If we, the third parties that handle the shipments or our sellers and buyers do not comply with applicable laws, regulations and contractual requirements with respect to such shipments, it could lead to litigation or other claims against us, resulting in increased legal expenses and costs.

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
We have recorded impairment charges, and may in the future be required to record additional impairment charges, to operations in our financial statements should we determine that our goodwill and other long-lived assets are impaired. Such charges might have a significant impact on our reported financial condition and results of operations. In the third quarter of 2024, we recorded an impairment charge of $9.8 million in connection with the decision to exit the European market, coupled with the decline in our market capitalization. This charge was recognized within Loss from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2024.
As required by accounting rules, we review our goodwill for impairment at least annually as of October 1 or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit that has goodwill is less than its carrying value. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill might not be recoverable include a significant decline in projections of future cash flows and lower future growth rates in our industry. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.
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
We are subject to anti-corruption and anti-bribery and similar laws, such as the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States. Travel Act, the USA PATRIOT Act. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies, their employees and third-party business partners, representatives and agents from promising, authorizing, making or offering improper payments or other benefits, directly or indirectly, to government officials and others in the private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. Further future expansion of our business internationally, including as a result of acquisitions, increases our risks under these laws.
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
We have previously identified, and may in the future identify, control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness.. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Completion of the remediation measures related to a material weakness does not provide assurance that our remediated controls will continue to operate properly or that our financial statements will be free from error.
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
We have incurred substantial net operating losses (“NOLs”) and generated certain tax credits since inception, which may be used in the future to offset future tax liabilities. The utilization of NOLs and tax credits may be subject to limitations or expire if not utilized before their expiration period. Under the rules of Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by a company. While the Company has experienced an ownership change since its inception, an immaterial amount of NOLs has been limited as of December 31, 2024. Under the Tax Cuts and Jobs Act, the amount of post 2017 NOLs that we are permitted to utilize in any future taxable year is limited to 80% of our taxable income in such year for taxable years beginning after December 31, 2020 and such NOLs may be carried forward indefinitely. Our NOLs may also be subject to limitations under state law.
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
Historically, we have funded our operations and capital expenditures primarily through equity issuances, debt and cash generated from our operations. Although we currently anticipate that our existing cash and cash equivalents, cash flow from operations, and amounts available under our loan and security agreement with Western Alliance Bank will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity or equity-linked financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. Our loan and security agreement restricts our ability to incur additional indebtedness, requires us to maintain certain financial covenants and restricts our ability to pay dividends. If we obtain additional debt financing, the terms of such debt financing may be similar or more restrictive. Additionally, there has recently been volatility in and disruptions to the global economy, including the equity and debt financial markets. Such volatility and economic downturns in general could limit our access to capital markets and increase our borrowing costs. If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:
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

While we were in compliance with our debt covenants as of December 31, 2024, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
Recent increases in interest rates and volatility in the capital markets may increase our borrowing costs and affect our ability to raise additional funds.
We have relied in part on borrowed funds to meet our liquidity needs and fund our operations and may continue to do so in the future. As of December 31, 2024, we have the ability to incur up to $48.8 million in indebtedness under our loan and security agreement, as amended, with a maturity date of July 14, 2027 and as of December 31, 2024 had incurred $22.3 million of indebtedness pursuant to this agreement. The indebtedness generally bears interest at the prime rate published in the Wall Street Journal plus a margin of 1.25% with a floor of 4.75% per annum; the applicable interest rate as of December 31, 2024 was 8.75% per annum. Continued or sustained increases in interest rates will increase the cost of servicing our outstanding indebtedness as well as the cost of any new indebtedness we may incur, including as a result of any future refinancing, and could negatively impact our business, results of operations and financial condition. In addition, uncertainty and volatility in the capital markets and other factors may negatively impact our access to debt and equity financing and such financing may not be available on terms favorable to us or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to invest in our operations and otherwise suffer harm to our business.
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

Our failure to meet Nasdaq’s or the Long-Term Stock Exchange’s continued listing requirements could result in a delisting of our Class A common stock, which could materially adversely affect the liquidity of our Class A common stock.
We received notices from Nasdaq and the Long-Term Stock Exchange (“LTSE”) in 2024 that we were not in compliance with the minimum closing bid price requirement that a company must meet in order to remain listed on Nasdaq and the LTSE. While we have since regained compliance with Nasdaq’s and the LTSE’s listing standards, any future failure to satisfy an exchange’s continued listing requirements could result in a delisting of our Class A common stock from the applicable exchange. If our Class A common stock were to be delisted from an exchange, the liquidity of our Class A common stock would be adversely affected, and the market price of our Class A common stock could decrease.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2024, the holders of shares of our Class B common stock collectively owned shares representing approximately 76.1% of the voting power of our outstanding capital stock, and our directors, executive officers and their affiliates beneficially owned in the aggregate 77.6% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control certain matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock pursuant to a sunset provision in our certificate of incorporation. This concentrated control may limit or preclude the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of December 31, 2024, we had outstanding a total of 88,060,829 shares of Class A common stock and 28,073,643 shares of Class B common stock.
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
As of December 31, 2024, we had 13,742,560 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 9,287,881 shares of Class A common stock subject to Restricted Stock Units (“RSU”) awards. All of the shares of common stock issuable upon the exercise of stock options, settlement of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.

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
Our success depends largely upon the continued services of our executive officers and other key personnel, including highly skilled employees and contractors. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We do not have employment agreements with our executive officers or other key personnel that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, including our founder and Chief Executive Officer, or other executive officers or key personnel could harm our business. In addition, our future success will depend upon our ability to hire for key functions, such as engineering, data science and marketing, as well as distribution center employees. Such efforts will require significant time, expense and attention. Furthermore, oftentimes newly hired employees require significant training and time before they achieve full productivity. We have experienced and could continue to experience higher compensation costs to retain senior management and experienced personnel, including employees and contractors, that may not be offset by improved productivity or increased sales, especially if we experience inflation. A hybrid work environment may also present operational, cybersecurity and workplace culture challenges. If we are unable to continue to successfully attract and retain highly skilled personnel and maintain our corporate culture in a hybrid work environment, our business may be harmed.
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
Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, we have, from time to time, experienced threats to and exploit attempts of our and our third-party vendors’ data and systems. For more information, please see the section titled “Risk Factors—Risks Relating to Information Technology, Intellectual Property, Data Security and Privacy—Compromises of our data security could cause us to incur unexpected expenses and may materially harm our reputation and results of operations.”
Risk Management Oversight and Governance
The Board of Directors has oversight of the Company’s cybersecurity program and has delegated the quarterly assessments and management of cybersecurity risks to the Audit Committee.
Our Chief Product and Technology Officer oversees our information security program and leads our information security team. Our Chief Product and Technology Officer works closely with our Head of Internal Audit, in furtherance of the management of risks to the Company. The Chief Product and Technology Officer has primary responsibility for assessing and managing our cybersecurity threat management program, informed by over fifteen years of experience leading cross-functional organizations in the development and operation of large-scale systems, primarily focused on e-commerce.
The Head of Internal Audit reports to the Chair of the Audit Committee and has thirteen years of experience with internal audit oversight and risk management. The Head of Internal Audit and the Chief Operating Officer have overall responsibility for the Company-wide risk management program.
Our Chief Product and Technology Officer reports quarterly to the Audit Committee of the Board of Directors on the information security program and related cyber risks. The Head of Internal Audit and the Chief Operating Officer provide an annual update to the Board of Directors on the Company’s overall risk management strategy, which includes addressing cybersecurity risks. We have also established a Cyber Incident Disclosure Committee, which is responsible for assessing the impact and materiality on the Company and its stakeholders of any significant cybersecurity incidents and any disclosure obligations arising from any such incidents, as applicable. The findings of any incidents by the Cyber Incident Disclosure Committee are reported to the Audit Committee by the Chief Product and Technology Officer.
Item 2.    Properties
Our corporate headquarters is located in Oakland, California, where we currently lease approximately 25,000 square feet pursuant to a lease agreement that expires in September 2029. We also lease additional corporate facilities in Scottsdale, Arizona.

We lease and operate four distribution centers, in Arizona, Georgia, Pennsylvania and Texas, at which we receive and process primarily secondhand and resale items from sellers, ship purchases to buyers and receive and process any returns from buyers.
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
Holders
As of the close of business on February 24, 2025, there were 19 holders of record of our Class A common stock and 68 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and the Standard and Poor’s Retail Select Index (S&P Retail Select Industry). All values assume a $100 initial investment on March 26, 2021, the date our Class A common stock began trading on the Nasdaq Global Select Market, through December 31, 2024 and data for the Nasdaq Composite and S&P Retail Select Industry over the same period assume reinvestment of dividends. The graph uses the closing market price on March 26, 2021 of $20.00 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Cumulative Total Shareholder Return
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
3/26/2021
5/26/2021
7/26/2021
9/26/2021
11/26/2021
1/26/2022
3/26/2022
5/26/2022
7/26/2022
9/26/2022
11/26/2022
1/26/2023
3/26/2023
5/26/2023
7/26/2023
9/26/2023
11/26/2023
1/26/2024
3/26/2024
5/26/2024
7/26/2024
9/26/2024
11/26/2024
ThredUp Inc.
Nasdaq Composite
S&P Retail Select Industry

	March 26,	December 31,
	2021	2021	2022	2023	2024
ThredUp Inc.	$100.00	$63.80	$6.55	$11.25	$6.95
Nasdaq Composite	$100.00	$119.08	$79.66	$114.25	$146.98
S&P Retail Select Industry	$100.00	$102.68	$69.24	$82.80	$91.52
Recent Sales of Unregistered Securities
None.
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
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers enjoy shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Kit, fill and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale.
In addition to our core marketplace, some of the world’s leading brands and retailers are taking advantage of our RaaS offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and form the backbone of the modern resale experience.
Recent Business Developments
Discontinued Operations
On November 30, 2024, we divested 91% of our European business and Bulgarian subsidiary, Remix, which qualified for reporting as a discontinued operation. As a result, Remix’s results, including the loss on divestiture, are presented as a single line item, loss from discontinued operations, net of tax in the consolidated statements of income and excluded from continuing operations for all periods presented. Accordingly, any discussion of historical information in Management’s Discussion and Analysis below reflects Remix’s results as a discontinued operation, and amounts, including key operating metrics, and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted.
In the third quarter of 2024, we recorded a $9.8 million impairment of long-lived assets in connection with the decision to exit the European market, coupled with the decline in our market capitalization. In the fourth quarter, we recognized an $11.3 million loss on the Remix divestiture. Both amounts were included within loss from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2024.
See Note 15, Discontinued Operations, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for further details on the transaction.
Overview of 2024 Results from Continuing Operations
Revenue: Total revenue was $260.0 million, an increase of 0.6% year-over-year.
Gross Profit and Margin: Gross profit totaled $207.1 million, representing an increase of 4.4% year-over-year. Gross margin increased by 290 basis points to 79.7% from 76.8% year-over-year.

Loss from continuing operations: Loss from continuing operations was $40.0 million, or a negative 15.4% of revenue, for the year ended December 31, 2024 as compared to a loss of $52.4 million, or a negative 20.3% of revenue, for the same period in 2023.
Non-GAAP Adjusted EBITDA (loss) from continuing operations(1): Non-GAAP Adjusted EBITDA from continuing operations was $8.7 million, or 3.3% of revenue, for the year ended December 31, 2024 as compared to a non-GAAP Adjusted EBITDA (loss) from continuing operations of $(5.3) million, or (2.1)% of revenue, for the same period in 2023.
Active Buyers and Orders: Active Buyers totaled 1.3 million and Orders totaled 4.9 million in 2024, representing decreases of 6.1% and 0.6%, respectively, compared to the prior year.
Key Financial and Operating Metrics from Continuing Operations
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Year Ended December 31,
	2024	2023	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,274	1,357	(6.1)%
Orders	4,850	4,879	(0.6)%
Total revenue	$260,031	$258,504	0.6%
Gross profit	$207,125	$198,468	4.4%
Gross margin	79.7%	76.8%
Loss from continuing operations	$(39,999)	$(52,356)	23.6%
Loss from continuing operations margin	(15.4)%	(20.3)%
Non-GAAP Adjusted EBITDA (loss) from continuing operations(1)	$8,679	$(5,319)	263.2%
Non-GAAP Adjusted EBITDA (loss) from continuing operations margin	3.3%	(2.1)%

(1)Non-GAAP Adjusted EBITDA (loss) from continuing operations and Non-GAAP Adjusted EBITDA (loss) from continuing operations margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA (loss) from continuing operations to its most directly comparable GAAP measure, loss from continuing operations.
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

Non-GAAP Financial Measures from Continuing Operations
Non-GAAP Adjusted EBITDA (Loss) from continuing operations and Non-GAAP Adjusted EBITDA (Loss) from continuing operations Margin
Non-GAAP Adjusted EBITDA (loss) from continuing operations means loss from continuing operations adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, severance and other reorganization costs, interest expense, and provision for income taxes. Non-GAAP Adjusted EBITDA (loss) from continuing operations margin represents Non-GAAP Adjusted EBITDA (loss) from continuing operations divided by Total revenue. We use Non-GAAP Adjusted EBITDA (loss) from continuing operations and Non-GAAP Adjusted EBITDA (loss) from continuing operations margin, which are non-GAAP measures, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA (loss) from continuing operations and Non-GAAP Adjusted EBITDA (loss) from continuing operations margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of loss from continuing operations to non-GAAP Adjusted EBITDA (loss) from continuing operations:

	Year Ended December 31,
	2024	2023
	(in thousands)
Loss from continuing operations	$(39,999)	$(52,356)
Stock-based compensation expense	25,847	29,652
Depreciation and amortization	17,328	14,227
Severance and other reorganization costs	2,949	900
Interest expense	2,525	2,239
Provision for income taxes	29	19
Non-GAAP Adjusted EBITDA (loss) from continuing operations	$8,679	$(5,319)
Presentation
Revenue
Our revenue is comprised of consignment revenue and product revenue.
Consignment revenue
We generate consignment revenue primarily from the sale of secondhand apparel, shoes and accessories on behalf of sellers. We recognize consignment revenue, net of seller payouts, discounts, incentives and returns. We expect consignment revenue to continue to increase as we grow our Active Buyers and Orders. Additionally, consignment revenue includes bag fees charged to sellers for processing Clean Out Kits.
Product revenue
We also generate product revenue primarily from the sale of items that we own, which we refer to as our inventory. We recognize product revenue, net of discounts, incentives and returns. We expect the percentage share of product revenue to decrease in the long term as we continue to focus on our consignment model and reduce owned inventory.
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
Marketing
Marketing expense consists primarily of advertising and public relations costs, and personnel costs for employees engaged in marketing. Marketing costs also include an allocation of corporate facilities and information technology costs such as equipment, depreciation and rent. We expect our marketing expenses to fluctuate as a percentage of revenue as we intend to increase marketing spend to drive the growth of our business.
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
Interest Expense
Interest expense consists of interest and debt issuance costs relating to our term loan facility. Certain 2023 interest costs in conjunction with the build-out of our distribution centers were reclassified from interest expense and capitalized.
Other Income (Expense), Net
Other income (expense), net primarily consists of non-operating income and expenses such as interest income earned on our investments in marketable securities.

Financial Results from Continuing Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
Revenue

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Consignment revenue	$246,186	$213,093	$33,093	15.5%
Product revenue	13,845	45,411	(31,566)	(69.5)%
Total revenue	$260,031	$258,504	$1,527	0.6%
Consignment revenue as a percentage of Total revenue	94.7%	82.4%
Product revenue as a percentage of Total revenue	5.3%	17.6%
Total revenue increased $1.5 million, or 0.6%, for the year ended December 31, 2024 as compared to the same period in 2023. The increase in revenue for the year ended December 31, 2024 as compared to the same period in 2023 was driven by a 15.5% growth in consignment revenue, partially offset by a 69.5% decrease in product revenue. The shift reflects our strategic decision to transition our RaaS clients from a product to a consignment model in the third quarter of 2023. The increase in total revenue was due primarily to a 10.6% increase in the average order value, offset by a 6.1% decrease in Active Buyers and a 0.6% decrease in Orders.
Gross Margin

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$45,599	$39,732	$5,867	14.8%
Cost of product revenue	7,307	20,304	(12,997)	(64.0)%
Total cost of revenue	$52,906	$60,036	$(7,130)	(11.9)%
Gross profit	$207,125	$198,468	$8,657	4.4%
Gross margin	79.7%	76.8%
Consignment revenue is recognized net of seller payouts. Seller payouts related to product revenue are included as a component of cost of product revenue. As such, product revenue has a lower gross margin than consignment revenue.
Gross margin was 79.7% and 76.8% for the years ended December 31, 2024 and 2023, respectively, representing an increase of 290 basis points.
The increase in gross margin for the year ended December 31, 2024 as compared to the same period in 2023 was primarily driven by a significantly higher proportion of revenue from the consignment model, which has a higher gross margin than the product model. The transition of our RaaS clients to the consignment model in 2023 contributed to the growth in our consignment revenue, positively impacting our gross margin.
Consignment Gross Margin

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of consignment revenue	$45,599	$39,732	$5,867	14.8%
Consignment gross margin	81.5%	81.4%
Consignment gross margin was 81.5% and 81.4% for the years ended December 31, 2024 and 2023, respectively, remaining relatively flat with a modest increase of 10 basis points, primarily driven by slightly lower outbound shipping and labor costs.

Product Gross Margin

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Cost of product revenue	$7,307	$20,304	$(12,997)	(64.0)%
Product gross margin	47.2%	55.3%
Product gross margin was 47.2% and 55.3% for the years ended December 31, 2024 and 2023, respectively, representing a decrease of 810 basis points.
The decrease in product gross margin for the year ended December 31, 2024 as compared to the same period in 2023 was primarily due to a 840 basis point increase in product inventory costs. This decrease was partially offset by a 30 basis point decrease in shipping, labor, and packaging costs. The significant decline in cost of product revenue was primarily driven by the transition of our RaaS clients to the consignment model in 2023.
Operations, Product and Technology

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$142,210	$143,339	$(1,129)	(0.8)%
Operations, product, and technology as a percentage of total revenue	54.7%	55.4%
Operations, product, and technology expenses decreased $1.1 million or 0.8% for the year ended December 31, 2024 as compared to the same period in 2023. The decrease was primarily driven by a $4.6 million decrease in personnel-related costs following our workforce reorganization in March 2024 and a $0.9 million decrease in facilities, technology and other costs, partially offset by a $3.0 million increase in accelerated depreciation of certain warehouse equipment , a $0.8 million increase in inbound shipping related to consignment revenue, and a $0.6 million increase in severance costs as a result of our workforce reorganization. The decrease in operations, product, and technology expenses as a percentage of total revenue was primarily due to a decrease in operations, product, and technology spend offset by an increase in total revenue, reflecting our ongoing efforts to optimize costs, improve operational efficiency, and leverage economies of scale.
Marketing

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Marketing	$48,639	$51,388	$(2,749)	(5.3)%
Marketing as a percentage of total revenue	18.7%	19.9%
Marketing expenses decreased $2.7 million or 5.3% for the year ended December 31, 2024 as compared to the same period in 2023. The decrease was primarily due to a $5.6 million decrease in personnel-related costs following our workforce reorganization in March 2024, of which $3.0 million was related to stock-based compensation expense, partially offset by a $2.7 million increase in advertising costs and a $0.2 million increase in facilities, technology and other costs. The decrease in marketing expenses as a percentage of total revenue was due to a decrease in marketing spend offset by an increase in total revenue, reflecting our efforts to optimize marketing efficiency while leveraging higher revenue growth.

Sales, General and Administrative

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Sales, general and administrative	$56,895	$56,739	$156	0.3%
Sales, general and administrative as a percentage of total revenue	21.9%	21.9%
Sales, general, and administrative expenses remained relatively flat, with a modest increase of $0.2 million or 0.3% for the year ended December 31, 2024 as compared to the same period in 2023. The increase was primarily due to a $1.0 million increase in facilities, technology, and other costs, partially offset by a $0.8 million decrease in personnel-related costs following our workforce reorganization in March 2024.
Interest Expense

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Interest expense	$(2,525)	$(2,239)	$(286)	12.8%
Interest expense increased $0.3 million for the year ended December 31, 2024 as compared to the same period in 2023. This increase was primarily due to a $0.6 million capitalization of interest costs in the first quarter of 2023 in conjunction with the build-out of our distribution centers, which did not recur in 2024, partially offset by $0.3 million in lower interest costs in 2024 due to reduced outstanding balances.
Other Income, Net

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(in thousands, except percentages)
Other income, net	$3,174	$2,900	$274	9.4%
Other income, net increased $0.3 million for the year ended December 31, 2024 as compared to the same period in 2023. The increase was primarily due to a $0.7 million increase in interest income from our marketable securities due to a higher interest rate environment, partially offset by a $0.4 million decrease in claim proceeds for lost shipments.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations and have primarily financed our operations through private and public sales of equity securities and debt. As of December 31, 2024, we had cash, cash equivalents and short-term marketable securities of $44.2 million. Additionally, we have a term loan facility (“Term Loan”) under which $22.5 million remained available to be drawn as of December 31, 2024 for the purchase of certain equipment, and we were in compliance with our debt covenants under the Term Loan as of that date. See Note 8, Long-Term Debt, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a further discussion on our Term Loan.
We expect operating losses to continue in 2025 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary use of cash includes seller payouts and product inventory costs, operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents, short-term marketable securities, and remaining availability under the Term Loan will be sufficient for at least the next 12 months to meet our short- and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements will depend on many factors, including but not limited to, the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will remain modest in 2025. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.”
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Continuing operating activities	$4,903	$(9,818)
Continuing investing activities	(10,260)	46,556
Continuing financing activities	(4,392)	(3,603)
Net change in cash, cash equivalents and restricted cash from continuing operations	$(9,749)	$33,135
Changes in Cash Flows from Continuing Operating Activities
Net cash provided by continuing operating activities was $4.9 million for the year ended December 31, 2024, compared to net cash used of $9.8 million for the same period in 2023. The $14.7 million increase in continuing operating cash inflows was primarily driven by a $12.4 million reduction in our loss from continuing operations, offset by a $2.2 million decrease in non-cash charges, and $4.5 million of improvements in operating assets and liabilities. This Improvement in operating assets and liabilities was primarily due to: a $12.2 million increase in accounts payables, accrued and other liabilities, primarily reflecting the timing of payments and increased vendor spending; a $3.9 million decrease in accounts receivable due to timing of cash receipts from payment processors; and a $1.0 million increase in operating lease liabilities. This change was partially offset by a $10.7 million decrease in seller payables, primarily due to timing of seller credit cash-outs or redemptions and conversions to gift cards, as well as a $1.5 million decrease in cash inflow from inventory, reflecting a shift in mix from product to consignment following the transition of our RaaS partners to the consignment model in late 2023.
Changes in Cash Flows from Continuing Investing Activities
Net cash used in continuing investing activities was $10.3 million for the year ended December 31, 2024, compared to net cash provided of $46.6 million for the same period in 2023. The $56.8 million increase in continuing investing cash outflows was primarily driven by a $49.5 million decrease in maturities in marketable securities and a $13.9 million increase in purchases of marketable securities, partially offset by a $6.5 million decrease in purchases of property and equipment following the completion of the first phase of our Texas distribution center build-out.
Changes in Cash Flows from Continuing Financing Activities
Net cash used in continuing financing activities was $4.4 million for the year ended December 31, 2024, compared to net cash used of $3.6 million for the same period in 2023. The $0.8 million increase in continuing financing cash outflows was primarily driven by a $1.5 million decrease in proceeds from issuance of stock-based awards, partially offset by a $0.7 million increase in payroll taxes paid on stock-based award activity.
Contractual Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2024, the value of our non-cancellable unconditional purchase obligations was $9.4 million. See Note 11, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding our purchase obligations.

For a further discussion on our operating lease commitments and long-term debt as of December 31, 2024, see the sections above as well as Note 7, Leases, and Note 8, Long-Term Debt, to the consolidated financial statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
We recognize revenue from gift cards when the gift cards are redeemed by the customer. Additionally, we recognize breakage revenue for the portion of gift card values that are not expected to be redeemed. Previously, breakage revenue was estimated when gift card redemption was deemed remote. Beginning in 2024, with more historical data available, breakage revenue is estimated based upon historical customer redemption patterns. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but will be reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Operating as one operating and reportable segment, the Company performs a qualitative assessment annually during the fourth quarter to determine if it is more likely than not that the fair value of its single reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of its single reporting unit is less than its carrying amount, the Company will perform a quantitative assessment, in which it would use a discounted cash flow approach to estimate the fair value of its single reporting unit. If the fair value of the single reporting unit is less than its carrying amount, then an impairment charge is recognized for the difference between the fair value and carrying amount of goodwill.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $31.9 million and marketable securities of $12.3 million, consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ThredUp Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 3, 2025
We have served as the Company’s auditor since 2022.

THREDUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31,851	$54,337
Marketable securities	12,325	8,100
Accounts receivable, net	3,567	4,997
Inventory	690	2,824
Other current assets	8,489	6,001
Current assets of discontinued operations	—	17,629
Total current assets	56,922	93,888
Operating lease right-of-use assets	28,853	28,097
Property and equipment, net	68,480	77,822
Goodwill	10,746	11,215
Other assets	6,224	5,420
Non-current assets of discontinued operations	—	33,525
Total assets	$171,225	$249,967
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,326	$3,831
Accrued and other current liabilities	29,856	29,416
Seller payable	15,142	20,830
Operating lease liabilities, current	4,345	4,610
Current portion of long-term debt	3,855	3,838
Current liabilities of discontinued operations	—	14,148
Total current liabilities	61,524	76,673
Operating lease liabilities, non-current	32,489	31,821
Long-term debt, net of current portion	18,151	22,006
Other non-current liabilities	2,760	2,122
Non-current liabilities of discontinued operations	—	13,428
Total liabilities	114,924	146,050
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of December 31, 2024 and 2023; 116,134 and 108,784 shares issued and outstanding as of December 31, 2024 and 2023, respectively	11	11
Additional paid-in capital	612,148	585,156
Accumulated other comprehensive income (loss)	3	(2,375)
Accumulated deficit	(555,861)	(478,875)
Total stockholders’ equity	56,301	103,917
Total liabilities and stockholders’ equity	$171,225	$249,967
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
	(in thousands, except per share amounts)
Revenue:
Consignment	$246,186	$213,093
Product	13,845	45,411
Total revenue	260,031	258,504
Cost of revenue:
Consignment	45,599	39,732
Product	7,307	20,304
Total cost of revenue	52,906	60,036
Gross profit	207,125	198,468
Operating expenses:
Operations, product and technology	142,210	143,339
Marketing	48,639	51,388
Sales, general and administrative	56,895	56,739
Total operating expenses	247,744	251,466
Operating loss	(40,619)	(52,998)
Interest expense	(2,525)	(2,239)
Other income, net	3,174	2,900
Loss before provision for income taxes	(39,970)	(52,337)
Provision for income taxes	29	19
Loss from continuing operations	(39,999)	(52,356)
Loss from discontinued operations, net of tax	(36,987)	(18,892)
Net loss	$(76,986)	$(71,248)

Weighted-average shares used to compute loss per share, basic and diluted	111,960	104,875

Loss from continuing operations per share, basic and diluted	$(0.36)	$(0.50)
Loss from discontinued operations per share, basic and diluted	(0.33)	(0.18)
Total loss per share, basic and diluted	$(0.69)	$(0.68)
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss	$(76,986)	$(71,248)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,370	777
Unrealized gain on available-for-sale securities	8	1,082
Total other comprehensive income	2,378	1,859
Total comprehensive loss	$(74,608)	$(69,389)
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2022	101,532	$10	$551,852	$(4,234)	$(407,627)	$140,001
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	7,975	1	2,178			2,179
Stock-based compensation			32,908			32,908
Shares withheld for net share settlement	(723)	—	(1,782)			(1,782)
Net loss					(71,248)	(71,248)
Other comprehensive income				1,859		1,859
Balance as of December 31, 2023	108,784	11	585,156	(2,375)	(478,875)	103,917
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	8,520	—	1,542			1,542
Stock-based compensation			27,403			27,403
Shares withheld for net share settlement	(1,170)	—	(1,953)			(1,953)
Net loss					(76,986)	(76,986)
Other comprehensive income				2,378		2,378
Balance as of December 31, 2024	116,134	$11	$612,148	$3	$(555,861)	$56,301
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(39,999)	$(52,356)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	17,328	14,227
Stock-based compensation expense	25,847	29,652
Reduction in carrying amount of right-of-use assets	4,536	5,203
Other	(16)	820
Changes in operating assets and liabilities:
Accounts receivable, net	1,482	(2,448)
Inventory	2,134	3,669
Other current and non-current assets	822	1,181
Accounts payable	3,907	(642)
Accrued and other liabilities	(561)	(8,202)
Seller payable	(5,688)	5,014
Operating lease liabilities	(4,889)	(5,936)
Net cash provided by (used in) continuing operating activities	4,903	(9,818)
Cash flows from continuing investing activities:
Purchases of marketable securities	(31,776)	(17,915)
Maturities of marketable securities	28,100	77,579
Purchases of property and equipment	(6,584)	(13,108)
Net cash provided by (used in) continuing investing activities	(10,260)	46,556
Cash flows from continuing financing activities:
Repayment of debt	(4,000)	(4,000)
Proceeds from issuance of stock-based awards	3,667	5,162
Payments of withholding taxes on stock-based awards	(4,059)	(4,765)
Net cash used in continuing financing activities	(4,392)	(3,603)
Net change in cash, cash equivalents and restricted cash from continuing operations	(9,749)	33,135

Net cash flow used in discontinued operating activities	(4,005)	(12,773)
Net cash flow used in discontinued investing activities	(6,641)	(2,876)
Net change in cash, cash equivalents and restricted cash from discontinued operations	(10,646)	(15,649)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(586)	(68)
Net change in cash, cash equivalents and restricted cash	(20,981)	17,418
Cash, cash equivalents and restricted cash, beginning of period	61,469	44,051
Cash, cash equivalents and restricted cash, end of period	$40,488	$61,469
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,397	$2,706
Supplemental disclosures of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$681	$100
Right-of-use assets obtained in exchange for new lease liabilities	$5,293	$—
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
Discontinued Operations
During the fourth quarter of 2024, the Company divested 91% of its European business and Bulgarian subsidiary, Remix, meeting the requirements for reporting Remix as a discontinued operation. Accordingly, Remix’s results, including the loss on divestiture, are presented as discontinued operations in the consolidated statements of income and excluded from continuing operations for all periods presented. Further, the assets and liabilities of Remix have been reclassified as assets and liabilities of discontinued operations in the consolidated balance sheets as of December 31, 2023. In the consolidated statements of cash flows, cash flows attributable to Remix have been segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for all periods presented. Unless otherwise noted, amounts and disclosures in these Notes to Consolidated Financial Statements pertain to the Company’s continuing operations. See Note 15, Discontinued Operations, for further details on the transaction.
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to, the useful lives of property and equipment, allowance for sales returns, breakage on loyalty points and rewards and gift cards, valuation of inventory, stock-based compensation, lease liabilities, and goodwill. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of significant judgment.
New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact on its consolidated financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be the fiscal year ending December 31, 2025 for the Company. The Company expects the adoption will result in enhanced income tax disclosures.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the ASC. These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company does not expect that the application of this standard will have an impact on our consolidated financial statements and disclosures.
The Company has assessed all other ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. This new guidance is designed to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. Early adoption is permitted. The adoption of this guidance enhanced segment reporting disclosures and did not have an impact on the Company’s consolidated financial statements. See the “Segment Reporting” section below within this note for additional information.
Revenue Recognition
Revenue is recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive for those goods and services. The Company generates the majority of its revenue from its marketplaces, which allows its buyers to browse and purchase resale items for apparel, shoes and accessories on behalf of sellers. The Company recognizes revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, it satisfies a performance obligation.
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
Consignment Revenue
The Company generates consignment revenue primarily from the sale of secondhand apparel, shoes and accessories on behalf of sellers. The Company retains a percentage of the proceeds received as payment for its consignment service. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remain with the seller until transferred to the buyer, which occurs subsequent to purchase of the consigned goods and upon expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where the consignment window expires or returned goods become Company-owned inventory. Additionally, consignment revenue includes bag fees charged to sellers for processing Clean Out Kits.
Consignment revenue is generally recognized upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Consignment revenue is also recognized upon purchase of the consigned good for which the consignment window has already expired and the Company has taken title to the consigned good. Consignment revenue is recognized net of seller payouts, discounts, incentives and returns. Revenue from bag fees charged to sellers is recognized when the Clean Out Kit is processed. Sales tax assessed by governmental authorities is excluded from revenue.

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
Returns
The Company generally has a 14-day return period, which may change from time to time, and recognizes a returns reserve based on historical experience, which is recorded in accrued and other current liabilities within the Company’s consolidated balance sheets and reduction of revenue within the Company’s consolidated statements of operations.
Incentives
Incentives include website discounts, customer credits and loyalty program rewards issued to sellers and buyers. Incentives are treated as a reduction of consignment revenue and product revenue. Revenue treatment for our loyalty program is discussed further below under Deferred Revenue.
Deferred Revenue
Deferred revenue consists primarily of product revenue from items purchased but not shipped, and revenue allocated to unredeemed loyalty points. Cash collections for items purchased but not shipped are generally recognized as revenue upon shipment. As of December 31, 2024 and 2023, the Company had $1.9 million in deferred revenue for such items in each period, included in accrued and other current liabilities within the Company’s consolidated balance sheets, and for which revenue was recognized shortly after the period end.
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
As of December 31, 2024 and 2023, the Company had a deferred revenue liability of $1.5 million and $3.1 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s consolidated balance sheets. The Company recognized revenue from loyalty reward redemption of $11.5 million and $7.7 million for the years ended December 31, 2024 and 2023, respectively. Beginning October 1, 2024, customers will no longer earn loyalty points and may redeem any accumulated points until expiration but no later than March 31, 2025. As a result, revenue attributable to any remaining performance obligation is expected to be recognized by March 31, 2025.

Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards after one year at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of December 31, 2024 and 2023, $8.5 million and $6.6 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue from gift cards is generally recognized when the gift cards are redeemed by the customer and amounted to $0.3 million and $2.0 million for the years ended December 31, 2024 and 2023, respectively.
The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Previously, breakage revenue was estimated when gift card redemption was deemed remote. Beginning in the fourth quarter of 2024, with more historical data available, breakage revenue is estimated based upon historical customer redemption patterns. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $7.2 million and $4.4 million for the years ended December 31, 2024 and 2023, respectively.
The Company issues site credits for returns, which can be applied toward future purchases but may not be converted into cash. Site credits may also be converted to ThredUp gift cards after one year at the discretion of the Company. These credits are recognized as revenue when used. As of December 31, 2024 and 2023, $3.8 million and $4.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue recognized from the redemption of site credits was $43.2 million, and $41.5 million for the years ended December 31, 2024 and 2023, respectively.
Segment Reporting
The Company operates under one operating segment and one reportable segment as its chief operating decision maker, who is its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. The Company does not have material intra-entity sales or transfers.
The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated loss from continuing operations, as reported in the consolidated statements of operations.
Significant expense within operating loss, as well as within loss from continuing operations, include cost of revenue, operations, product and technology, marketing, and sales, general and administrative expenses, which are each separately presented in the consolidated statements of operations. Other segment items within loss from continuing operations include interest expense, other income, net, and provision for income taxes. The CODM manages the business using consolidated expense information, as well as regularly provided budgeted or forecasted expense information. Assets provided to the CODM are consistent with those reported on the consolidated balance sheets.
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
Restricted cash primarily represents letters of credit with financial institutions held as collateral for facility leases and payment processors. Restricted cash is classified non-current if the Company expects that the cash will remain restricted for a period greater than one year.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2024	2023
	(in thousands)
Cash and cash equivalents	$31,851	$54,337
Cash and cash equivalents from discontinued operations	—	1,747
Restricted cash included in Other current assets	3,690	462
Restricted cash included in Other assets	4,947	4,923
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$40,488	$61,469
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
As of December 31, 2024 and 2023, there were no customers that represented 10% or more of the Company’s accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2024 and 2023.

Accounts Receivable, Net
Accounts receivable consists of amounts due from payment processors and trade customers that do not bear interest. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was not material as of December 31, 2024 and 2023.
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
When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the Company’s consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such review indicates that the carrying amount of the asset group is not recoverable, the carrying amount of such assets is reduced to their fair value. There were no material impairments of long-lived assets for the years ended December 31, 2024 and 2023 related to continuing operations. However, an impairment charge of $9.8 million was recorded for the year ended December 31, 2024 related to discontinued operations. See Note 15, Discontinued Operations, for further details.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed a qualitative assessment during the fourth quarter of 2024 and determined that it is more likely than not that the fair value of its single reporting unit is greater than its carrying value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform a quantitative goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, then a goodwill impairment amount is recorded for the difference. During the years ended December 31, 2024 and 2023, there were no additions to or impairment of goodwill. As part of the divestiture of Remix, $0.7 million of goodwill was allocated to the disposal group based on the relative fair values of the divested business and the portion retained.
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

Seller Payable
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers. These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of December 31, 2024 and 2023, there was $15.1 million and $20.8 million, respectively, of seller payable within the Company’s consolidated balance sheets. Revenue recognized from the redemption of seller credits was $22.9 million and $16.5 million for the years ended December 31, 2024 and 2023, respectively.
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
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs include personnel costs, distribution center rent, maintenance and equipment depreciation as well as inbound shipping costs, other than those capitalized in inventory. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate the distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent. Research and development costs from continuing operations related to our technology were approximately $31.3 million and $32.6 million, during the years ended December 31, 2024 and 2023, respectively.
Marketing
Marketing costs consist primarily of advertising, public relations expenditures and personnel costs for employees engaged in marketing. Marketing costs also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent.
Advertising and other promotional costs from continuing operations included in marketing within the Company’s consolidated statements of operations are expensed as incurred and were approximately $41.5 million and $38.8 million for the years ended December 31, 2024 and 2023, respectively.
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
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2024 and 2023, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their fair value due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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

3. Financial Instruments and Fair Value Measurements
Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,061	$—	$—	$1,061
Commercial paper	—	7,923	—	7,923
U.S. treasury securities	—	500	—	500
Total cash equivalents	1,061	8,423	—	9,484
Marketable securities:
U.S. treasury securities	—	8,122	—	8,122
Commercial paper	—	499	—	499
U.S. government agency bonds	—	3,704	—	3,704
Total marketable securities	—	12,325	—	12,325
Total assets at fair value	$1,061	$20,748	$—	$21,809

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$8,028		$—	$8,028
Commercial paper	—	14,954	—	14,954
U.S. treasury securities	—	7,976	—	7,976
U.S. government agency bonds	—	1,108	—	1,108
Total cash equivalents	8,028	24,038	—	32,066
Marketable securities:
U.S. treasury securities	—	7,405	—	7,405
U.S. government agency bonds	—	695	—	695
Total marketable securities	—	8,100	—	8,100
Total assets at fair value	$8,028	$32,138	$—	$40,166
As of December 31, 2024 and 2023, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the years ended December 31, 2024 and 2023, the Company did not recognize any losses on its marketable securities due to credit-related factors.

As of December 31, 2024, the Company’s money market funds, were valued using Level 1 inputs because they are valued using quoted prices in active markets. The Company’s commercial paper, U.S. treasury securities, and U.S. government agency bonds were valued using Level 2 inputs because they are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
There were no transfers into or out of Level 3 during the year ended December 31, 2024. As of December 31, 2024, of the $12.3 million carrying amount of marketable securities, all had a contractual maturity date of less than one year.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. In the third quarter of 2024, the Company performed impairment assessments of its long-lived assets and goodwill following the decision to exit the European market and a decline in market capitalization, recognizing a $9.8 million impairment of long-lived assets. In the fourth quarter of 2024, as part of the Remix divestiture, the Company recognized a convertible notes receivable of $350,000 and a retained equity interest of $530,000. These assets are classified as Level 3 within the fair value hierarchy. See Note 15, Discontinued Operations, for a further discussion on the transaction, impairment assessments, and related fair value measurements.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$78,908	$74,462
Leasehold improvements	23,901	24,105
Internal-use software	11,681	9,964
Computers and software	7,396	7,565
Construction in progress	5,583	4,786
Furniture and fixtures	2,128	2,127
Total property and equipment, at cost	129,598	123,009
Less: accumulated depreciation and amortization	(61,118)	(45,187)
Property and equipment, net	$68,480	$77,822
Depreciation and amortization expense of property and equipment was $17.3 million and $14.2 million for the years ended December 31, 2024 and 2023, respectively.
5. Goodwill
Goodwill is primarily attributable to the planned growth in the combined business after the acquisition of Remix Global EAD (“Remix”). Goodwill was $10.7 million and $11.2 million as of December 31, 2024 and 2023, respectively. The change in goodwill during the year ended December 31, 2024 was due to an allocation of $0.7 million of goodwill to the disposal group as part of the divestiture of Remix, with the remaining immaterial change resulting from foreign currency translation adjustment. Goodwill was allocated to the disposal group based on the relative fair values of the divested business and the portion retained.
In the third quarter of 2024, the Company performed a quantitative goodwill impairment assessment as a result of its decision to exit the European market and the decline in its market capitalization. There was no impairment recognized on goodwill as its fair value exceeded its carrying amount as of the valuation date. In the fourth quarter, the Company conducted its annual goodwill impairment test, including a qualitative assessment. Based on this evaluation, no indicators of impairment were identified. Accordingly, the Company determined that it is more likely than not that the fair value of the Company’s single reporting unit exceeds its carrying value.

6. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Gift card and site credit liabilities	$12,234	$11,407
Accrued vendor liabilities	3,916	3,898
Accrued compensation	3,438	2,370
Deferred revenue	3,328	4,936
Allowance for returns	3,052	3,050
Accrued taxes	2,608	2,566
Accrued other	1,280	1,189
Total	$29,856	$29,416
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
As of December 31, 2024, future minimum undiscounted lease payments were as follows:

Amount[1]
(in thousands)
2025	$6,480
2026	6,952
2027	6,306
2028	6,262
2029	6,014
Thereafter	13,497
Total lease payments	45,511
Less: imputed interest	(8,677)
Present value of lease liabilities	36,834
Less: current lease liabilities	(4,345)
Non-current lease liabilities	$32,489
Security deposits and letters of credits used to secure the leases were $0.2 million and $5.0 million, respectively, as of December 31, 2024 and $0.3 million and $5.4 million, respectively, as of December 31, 2023.
1 In the third quarter of 2024, the Company entered into a non-cancellable operating lease agreement for its Scottsdale, AZ, office space. The lease is expected to commence in the second quarter of 2025 and has a lease term of 5.6 years. Future minimum lease payments are expected to be approximately $0.3 million annually, totaling $2.0 million over the lease term, excluding renewal options.

The components of lease cost are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Lease cost:
Fixed operating lease cost	$6,864	$7,691
Short-term lease cost	438	584
Variable lease cost(1)	2,580	2,183
Total lease cost	$9,882	$10,458

(1)Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31,
	2024	2023
Weighted-average remaining lease term	6.9 years	7.8 years
Weighted-average discount rate	6.2%	6.2%
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,206	$8,560
8. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million and incurred an immaterial amount of debt issuance costs, which were recorded on the Company’s consolidated balance sheets and are being amortized over the life of the Term Loan using the effective-interest method.
The Term Loan was subsequently amended several times, with the most recent amendment taking place in December 2023. As amended, the Term Loan matures on July 14, 2027 and provides for an aggregate borrowing amount of up to $48.8 million, of which $22.5 million remains available and is designated for the purchase of certain equipment. The Term Loan bears interest at the prime rate published in the Wall Street Journal plus a margin of 1.25%, with a floor of 4.75%.
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of December 31, 2024, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is also permitted to make voluntary prepayments without penalty or premium at any time.
As of December 31, 2024 and 2023, the effective interest rate for borrowings under the Term Loan was 9.71% and 10.73%, respectively.

During the years ended December 31, 2024 and 2023, the Company did not make any borrowings under the Term Loan and repaid $4.0 million each year on amounts outstanding under the Term Loan. As of December 31, 2024 and 2023, the amount outstanding under the Term Loan was $22.3 million and $26.3 million, respectively.
During the years ended December 31, 2024 and 2023, the Company incurred interest costs of $2.5 million and $2.9 million, respectively, related to the Term Loan. There was no capitalized interest for the year ended December 31, 2024, and $0.6 million was capitalized as part of an asset for the year ended December 31, 2023.
As of December 31, 2024, annual scheduled principal payments of the Term Loan were as follows:

Amount
(in thousands)
2025	$4,000
2026	4,000
2027	14,333
Total principal payments	22,333
Less: unamortized debt discount	(327)
Less: current portion of long-term debt	(3,855)
Non-current portion of long-term debt	$18,151
9. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of December 31, 2024 and 2023:

	December 31, 2024
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	88,061
Class B common stock	120,000	28,073
Total	1,120,000	116,134

	December 31, 2023
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	78,830
Class B common stock	120,000	29,954
Total	1,120,000	108,784
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
Stock option activity under the 2010 Plan, as amended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2023	16,247	$1.99	4.14 years	$5,861
Granted	—	$—
Exercised	(1,013)	$0.90
Forfeited or expired	(1,492)	$1.06
Outstanding as of December 31, 2024	13,742	$2.16	3.61 years	$5,300
Exercisable as of December 31, 2024	13,277	$2.17	3.54 years	$5,300
The aggregated intrinsic value represents the difference between the exercise price and the fair value of common stock. The aggregate intrinsic value of all options exercised was $0.4 million and $1.6 million during the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, the total unrecognized compensation cost related to all nonvested stock options was not material.
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
During the years ended December 31, 2024 and 2023, compensation expense related to ESPP was not material.
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
The following table summarizes RSU activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2023	8,538	$4.39
Granted	10,438	$1.88
Vested	(7,117)	$3.70
Forfeited	(2,571)	$3.76
Outstanding and nonvested as of December 31, 2024	9,288	$2.26
The fair value of RSUs as of the vesting date was $12.3 million and $31.5 million during the years ended December 31, 2024 and 2023 , respectively.
As of December 31, 2024, the Company had $18.4 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of 1.65 years.
Stock-based Compensation
The following table provides information about stock-based compensation expense by financial statement line item:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operations, product and technology	$11,382	$11,115
Marketing	487	3,462
Sales, general and administrative	13,978	15,075
Total stock-based compensation expense	$25,847	$29,652
Stock-based compensation expense capitalized in internal use software was $0.5 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

11. Commitments and Contingencies
Noncancellable Purchase Commitments
As of December 31, 2024, the Company has non-cancelable contractual commitments of $9.4 million for software and other services in the ordinary course of business with varying expiration terms through 2028. The future minimum payments under these arrangements were as follows:

Amount
(in thousands)
2025	$4,629
2026	4,102
2027	481
2028	190
Total future minimum payments	$9,402
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
12. Retirement Plan
In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to substantially all employees who meet the minimum age and length of service requirements. The Company did not make any contributions to this plan during the years ended December 31, 2024 and 2023.
13. Income Taxes
The components of loss from continuing operations before provision for income taxes were $40.0 million and $52.3 million during the years ended December 31, 2024 and 2023, respectively.
The Company had no federal provision for income taxes as the Company has incurred operating losses since inception. The Company’s state tax provision, which was current, was not material for the years ended December 31, 2024 and 2023.
The Company’s effective tax rate, as a percentage of pretax income from continuing operations, differs from the statutory federal rate primarily due to the valuation allowance that the Company records on its deferred tax assets, as management believes it is more likely than not that the deferred tax assets will not be fully realized.

The reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate from continuing operations is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Tax expense at U.S. statutory rate	$(8,394)	$(10,727)
Increase (decrease) in tax resulting from:
State taxes, net of federal effect	23	17
Non-deductible and other expenses	860	921
Stock-based compensation	2,540	4,471
Change in valuation allowance	5,000	5,337
Total	$29	$19
The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Accruals and reserves	$2,741	$2,639
Inventory and deferred revenue	115	91
Capitalized research and development costs	14,100	11,112
Stock-based compensation	2,238	1,563
Capital losses	21,746	—
Intangibles	393	76
Other	1,303	1,598
Net operating loss carryforwards	87,701	92,822
Gross deferred tax assets	130,337	109,901
Less: valuation allowance	(120,612)	(98,404)
Total deferred tax assets	9,725	11,497
Deferred tax liabilities:
Fixed assets	9,723	11,222
Other	2	275
Total deferred tax liabilities	9,725	11,497
Total net deferred tax assets	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Net deferred tax assets consist primarily of net operating loss carryforwards of approximately $87.7 million and $92.8 million as of December 31, 2024 and 2023, respectively, related to U.S. federal and state taxes. Net deferred tax assets also include capital loss carryforwards of $21.7 million related to U.S. federal and state taxes that were generated in the year ended December 31, 2024 as a result of the Remix divestiture transaction on November 30, 2024. See Note 15, Discontinued Operations, for further details. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company held valuation allowances against its deferred tax assets due to the uncertainty of realizing future benefits from its net operating loss carryforwards, capital loss carryforwards, and other deferred tax assets. The valuation allowance increased by $22.2 million and $6.5 million during the years ended December 31, 2024 and 2023, respectively.
U.S. federal and state net operating loss carryforwards of $342.3 million and $271.4 million, respectively, for income tax purposes are available to offset future taxable income as of December 31, 2024. $263.3 million of the U.S. federal net operating losses can be carried forward indefinitely and are available to offset 80% of future taxable income. If not used, these federal carryforwards will begin to expire in varying amounts beginning in 2034.

The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the limitation and/or expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities when the Company becomes taxable for federal or state purposes. While the Company has experienced an ownership change since its inception, an immaterial amount of net operating losses or tax credits has been limited as of December 31, 2024.
The Company recognizes the benefits of income tax positions only if the positions are more likely than not of being sustained. As of December 31, 2024 and 2023, the amount of gross unrecognized tax benefits related to continuing operations was $1.3 million and $1.0 million, respectively. All of the unrecognized tax benefits, if recognized, would not impact the Company’s effective income tax rate.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Balance at the beginning of the period	$987	$—
Increases related to prior year tax positions	—	319
Increases related to current year tax positions	285	668
Balance at the end of the period	$1,272	$987
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
14. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	December 31,
	2024	2023
	(in thousands)
Outstanding stock options	13,743	16,247
Restricted stock units	9,288	8,538
Employee stock purchase plan	25	108
Delayed share issuance related to acquisition	—	—
Total	23,056	24,893
15. Discontinued Operations
Divestiture
On November 30, 2024, the Company exited the European market by completing the sale of its European subsidiary, Remix, to Remix’s management (the “Transaction”). The divestiture qualified for held-for-sale classification on November 30, 2024 and represented a strategic shift with a major effect on the Company’s operations and financial results. Following the divestiture, the Company will not have any significant continuing involvement in the operations of Remix. As a result, Remix met the criteria for reporting as a discontinued operation on the same date.
Upon the closing of the Transaction, the Company retained a 9% equity interest in Remix US Holdings, Inc., the parent company of Remix, with a fair value of $530,000, and received cash proceeds of EUR 1.00. The minority investment does not provide the Company with significant influence over Remix and will be accounted for under the cost method. The Company has not elected the fair value option for this investment. The investment will be assessed for impairment at each reporting period or if indicators of impairment arise. In connection with the Transaction, Remix issued an unsecured convertible promissory note (the “Convertible Note”) to the Company as consideration for the Transaction.

The Convertible Note, reflecting the Company’s investment since acquiring Remix for various purposes, including infrastructure, technology, and personnel development, had a fair value of $350,000. The Convertible Note has an aggregate principal amount of EUR 61.6 million and bears interest at 125 basis points plus the greater of the 12-month EURIBOR rate or zero, determined annually on November 30. The Convertible Note does not have a fixed maturity date, and the Company does not anticipate full repayment, with both the timing and amount of any potential repayment remaining uncertain. Through its conversion feature, the Convertible Note ensures the Company’s ownership interest in Remix remains at 9% and cannot exceed this level, regardless of potential future dilutive actions. Consequently, the discount, representing the difference between the aggregated principal amount and fair value, is not subject to amortization, and accrued interest will be offset by a credit reserve adjustment and immediately written off in future periods, resulting no net impact to the Company’s financial statements.
The fair value of retained equity interest was estimated using a combination of a market approach, which incorporated valuation multiples of comparable public companies and transactions, and an income approach based on projected discounted cash flows (the “DCF” model). The significant assumptions used included estimates of future revenues and operating expenses, long-term growth rates, working capital requirements, discount rates, and discounts for lack of marketability and control, which are considered unobservable inputs and are classified as Level 3 within the fair value hierarchy. Estimating the fair value of a business was a subjective process that involved assumptions market participants would use in determining fair value, along with other estimates and judgments, particularly related to future cash flows, which are inherently uncertain. The Company utilized a probability-weighted approach to determine the transaction-date fair value of the Convertible Note by analyzing all possible repayment scenarios, the estimated cash flows that the Company would receive under each scenario, and the likelihood of each scenario occurring.
As of December 31, 2024, the 9% retained equity interest in Remix US Holdings, Inc., valued at $530,000, and the Convertible Note, valued at $350,000, were recorded in other assets within the consolidated balance sheets. As a result of the Transaction, the Company derecognized net assets of $7.6 million, a previously recognized foreign currency translation adjustment of $3.6 million, and incurred transaction costs of $1.0 million, resulting in a loss of $11.3 million, recorded in loss from discontinued operations, net of tax within the consolidated statements of operations. As a result of the Transaction and the Convertible Note, there were deferred tax assets of $21.7 million generated from the capital loss carryforwards incurred, related to U.S. federal and state taxes. As of December 31, 2024, the Company held a valuation allowance against these deferred tax assets due to the uncertainty of realizing future benefits from the capital loss carryforwards. Accordingly, there was no income tax impact and the Company has not recorded an income tax provision related to the losses.
Remix’s financial results are presented as loss from discontinued operations, net of tax in the consolidated statements of operations. For fiscal 2024, these results include the period from the beginning of the year through the date of the Transaction. The following table presents the major components of Remix’s financial results for the periods presented:

	Year Ended December 31,
	2024	2023
	(in thousands)
Total revenue	$47,317	$63,518
Total cost of revenue	33,937	48,181
Operating expenses	39,077	34,176
Other income (expense), net	44	(53)
Loss on Remix divestiture	(11,334)	—
Loss from discontinued operations	$(36,987)	$(18,892)
The following table represents the aggregated carrying amounts of assets and liabilities classes classified as discontinued operations in the consolidated balance sheets for the period presented:

December 31,
2023
(in thousands)
Assets:
Inventory	$12,863
Other current assets	4,766
Current assets of discontinued operations	17,629
Operating lease right-of-use assets	14,021
Property and equipment, net	9,850
Intangible assets	8,156
Other assets	1,498
Non-current assets of discontinued operations	33,525
Total assets of discontinued operations	$51,154
Liabilities:
Accounts payable	$5,626
Accrued and other current liabilities	8,522
Current liabilities of discontinued operations	14,148
Operating lease liabilities, non-current	12,800
Other non-current liabilities	628
Non-current liabilities of discontinued operations	13,428
Total liabilities of discontinued operations	$27,576
Impairments
In the third quarter of 2024, the Company announced its decision to exit the European market and that it had initiated a strategic review of its Remix business. However, the Company did not classify Remix as held for sale during this period, as the necessary criteria were not met due to the required approval not being obtained. The decision to exit the European market, coupled with the decline in the Company’s market capitalization, were identified as qualitative indicators of potential impairment of long-lived assets and goodwill. Consequently, the Company performed long-lived assets and goodwill impairment assessments during the third quarter of 2024 and recognized an impairment of long-lived assets of $9.8 million, of which $5.6 million related to certain property and equipment and $4.2 million related to intangible assets, recorded within loss from discontinued operations, net of tax in the consolidated statements of operations. There was no impairment recognized on goodwill as its fair value exceeded its carrying amount as of the valuation date.
In conducting the long-lived assets and goodwill impairment assessments in the third quarter of 2024, the Company determined fair values using a combination of a market approach, which incorporated valuation multiples of comparable public companies and transactions, and an income approach based on projected DCF model. The significant assumptions used in the DCF model included estimates of future revenues and operating expenses, long-term growth rates, working capital requirements, and discount rates, which are considered unobservable inputs and are classified as Level 3 within the fair value hierarchy. Estimating the fair value of a business was a subjective process that involved assumptions market participants would use in determining fair value, along with other estimates and judgments, particularly related to future cash flows, which are inherently uncertain.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of December 31, 2023. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
On November 30, 2024, we divested 91% of our European business and Bulgarian subsidiary, Remix, which qualified for reporting as a discontinued operation. Accordingly, certain internal controls related to Remix were not subject to management’s assessment of internal control over financial reporting and an internal control related to discontinued operations was executed.
There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption for emerging growth companies pursuant to Section 404 of the Sarbanes-Oxley Act.
Item 9B.    Other Information
Trading Plans
James Reinhart, Chief Executive Officer, terminated a Rule 10b5-1 plan on December 11, 2024. The plan was adopted on March 15, 2024, providing for the sale of up to 692,152 shares of our common stock.
Alon Rotem, Chief Strategy Officer and Chief Legal Officer, terminated a Rule 10b5-1 plan on December 11, 2024. The plan was adopted on March 15, 2024, providing for the sale of up to 310,135 shares of our common stock.
Other than as disclosed above, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
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
Insider Trading Policies and Procedures
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, contractors and other personnel providing services to ThredUp, as well as by ThredUp itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and The Nasdaq Stock Market listing standards. In addition, ThredUp has adopted a Rule 10b5-1 Plan Policy that requires the Company’s employees, officers and directors to get approval for any Rule 10b5-1 plan prior to adoption, modification or amendment of any such plan.
ThredUp will not engage in trading in ThredUp securities, except in compliance with applicable securities laws. The foregoing summary of the Insider Trading Policy and Rule 10b5-1 Plan Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy and Rule 10b5-1 Plan Policy attached hereto as Exhibit 19.1.
The remaining information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 11.    Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.
Item 14.    Principal Accountant Fees and Services
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2024.

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
(b)Exhibit Index:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement dated November 30, 2024	8-K	001-40249	2.1	12/3/2024
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	001-402249	3.1	8/5/2024
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023.	8-K	001-40249	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant.	S-1	333-253834	4.1	3/3/2021
4.2	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-40249	4.2	3/22/2022
4.3	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders.	S-1	333-253834	4.2	3/3/2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-253834	10.1	3/3/2021
10.2#	Second Amended and Restated 2010 Stock Incentive Plan, as amended, and forms of agreements thereunder.	S-1	333-253834	10.2	3/3/2021
10.3#	2021 Stock Option and Incentive Plan and forms of agreements thereunder.	S-1/A	333-253834	10.3	3/17/2021
10.4#	2021 Employee Stock Purchase Plan.	S-1/A	333-253834	10.4	3/17/2021
10.5#	Senior Executive Cash Incentive Bonus Plan.	S-1	333-253834	10.5	3/3/2021
10.6#	Executive Severance Plan.	S-1	333-253834	10.6	3/3/2021
10.7#	Non-Employee Director Compensation Policy.	S-1	333-253834	10.7	3/3/2021
10.8#	Offer Letter between the Registrant and Sean Sobers, dated September 30, 2019.	S-1	333-253834	10.10	3/3/2021
10.9#	Offer Letter between the Registrant and Chris Homer, dated July 1, 2010.	10-K	001-40249	10.11	3/22/2022
10.10#	Board Member Agreement between the Registrant and Mandy Ginsberg, dated December 3, 2020.	S-1	333-253834	10.11	3/3/2021
10.11†^	Second Amended and Restated Loan and Security Agreement dated as of July 14, 2022, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC, Knitwit GC LLC, the lenders from time to time party thereto, and Western Alliance Bank, as agent	8-K	001-40249	10.1	7/20/2022
10.12	First Amendment to Second Amended and Restated Loan and Security Agreement, dated as of December 14, 2023, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC and Knitwit GC LLC, and Western Alliance Bank.	10-K	001-40249	10.18	3/05/2024
19.1	Insider Trading Policy and 10b5-1 Plan Policy	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP	Filed herewith
24.1	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K)	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
97.1	ThredUp Inc. Compensation Recovery Policy	Filed herewith
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)	Filed herewith

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
Date: March 3, 2025

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

Signature	Title	Date

/s/ JAMES REINHART	Chief Executive Officer	March 3, 2025
James Reinhart	(Principal Executive Officer and Director)

/s/ SEAN SOBERS	Chief Financial Officer	March 3, 2025
Sean Sobers	(Principal Financial and Accounting Officer)

/s/ IAN FRIEDMAN	Director	March 3, 2025
Ian Friedman

/s/ MANDY GINSBERG	Director	March 3, 2025
Mandy Ginsberg

/s/ TIMOTHY HALEY	Director	March 3, 2025
Timothy Haley

/s/ JACK LAZAR	Director	March 3, 2025
Jack Lazar

/s/ PATRICIA NAKACHE	Director	March 3, 2025
Patricia Nakache

/s/ DAN NOVA	Director	March 3, 2025
Dan Nova

/s/ NOAM PARANSKY	Director	March 3, 2025
Noam Paransky

/s/ CORETHA RUSHING	Director	March 3, 2025
Coretha Rushing