Form 10-Q
period 2025-03-31
ThredUp Inc.
filed 2025-05-05
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 96,352,209 shares of Class A common stock and 21,895,000 shares of Class B common stock outstanding as of April 28, 2025.

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
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including inflationary pressures, increased interest rates, cybersecurity risks, changing consumer habits, climate change and extreme weather events and general global political and economic uncertainty;
•our ability to comply with applicable laws and regulations;
•our ability to incorporate artificial intelligence and machine learning and other emergent technologies into our business operations successfully; and
•our discontinuation of European operations in connection with the divestiture of our Remix subsidiary.
You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect. These risks and uncertainties include, but are not limited to: our ability to attract new users and convert users into buyers and active buyers; the sufficiency of our cash, cash equivalents and capital resources to meet our liquidity needs; our ability to effectively manage or sustain our growth and to effectively expand our operations; our ability to continue to generate revenue from new RaaS offerings as sources of revenue; risks from an intensely competitive market; our ability to effectively deploy new and evolving technologies, such as artificial intelligence and machine learning, in our offerings; risks arising from economic and industry trends, including the effects of inflationary pressures, increased interest rates, changing consumer habits, climate change and general global political and economic uncertainty; our ability to comply with applicable laws and regulations; our ability to recognize realize expected savings or benefits from reorganization activities; and our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments. More information on these risks and other potential factors that could affect the Company’s business, reputation, results of operations, financial condition, and stock price is included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2024, in Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$41,057	$31,851
Marketable securities	5,719	12,325
Accounts receivable, net	4,234	3,567
Other current assets	9,450	9,179
Total current assets	60,460	56,922
Operating lease right-of-use assets	27,773	28,853
Property and equipment, net	67,517	68,480
Goodwill	10,746	10,746
Other assets	6,004	6,224
Total assets	$172,500	$171,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,000	$8,326
Accrued and other current liabilities	28,381	29,856
Seller payable	15,758	15,142
Operating lease liabilities, current	4,606	4,345
Current portion of long-term debt	3,860	3,855
Total current liabilities	65,605	61,524
Operating lease liabilities, non-current	31,140	32,489
Long-term debt, net of current portion	17,184	18,151
Other non-current liabilities	2,488	2,760
Total liabilities	116,417	114,924
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of March 31, 2025 and December 31, 2024; 117,781 and 116,134 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	11	11
Additional paid-in capital	617,150	612,148
Accumulated other comprehensive income (loss)	(2)	3
Accumulated deficit	(561,076)	(555,861)
Total stockholders’ equity	56,083	56,301
Total liabilities and stockholders’ equity	$172,500	$171,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share amounts)
Revenue	$71,291	$64,533
Cost of revenue	14,920	12,820
Gross profit	56,371	51,713
Operating expenses:
Operations, product, and technology	35,126	37,125
Marketing	13,143	10,851
Sales, general, and administrative	13,536	16,132
Total operating expenses	61,805	64,108
Operating loss	(5,434)	(12,395)
Interest expense	(514)	(677)
Other income, net	790	893
Loss before provision for income taxes	(5,158)	(12,179)
Provision for income taxes	57	11
Loss from continuing operations	(5,215)	(12,190)
Loss from discontinued operations, net of tax	—	(4,364)
Net loss	$(5,215)	$(16,554)

Weighted-average shares used to compute loss per share, basic and diluted	116,698	109,292
Loss from continuing operations per share, basic and diluted	$(0.04)	$(0.11)
Loss from discontinued operations per share, basic and diluted	—	(0.04)
Total loss per share, basic and diluted	$(0.04)	$(0.15)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Net loss	$(5,215)	$(16,554)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(864)
Unrealized loss on available-for-sale securities	(5)	(6)
Total other comprehensive loss	(5)	(870)
Total comprehensive loss	$(5,220)	$(17,424)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2024	116,134	$11	$612,148	$3	$(555,861)	$56,301
Issuance of common stock from exercise of stock options and restricted stock units	2,047	—	344			344
Stock-based compensation			5,594			5,594
Shares withheld for net share settlement	(400)	—	(936)			(936)
Net loss					(5,215)	(5,215)
Other comprehensive loss				(5)		(5)
Balance as of March 31, 2025	117,781	$11	$617,150	$(2)	$(561,076)	$56,083

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
Issuance of common stock from exercise of stock options and restricted stock units	1,694	—	81			81
Stock-based compensation			7,506			7,506
Shares withheld for net share settlement	(261)	—	(550)			(550)
Net loss					(16,554)	(16,554)
Other comprehensive loss				(870)		(870)
Balance as of March 31, 2024	110,217	$11	$592,193	$(3,245)	$(495,429)	$93,530
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(5,215)	$(12,190)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Stock-based compensation expense	5,520	6,911
Depreciation and amortization	3,169	3,748
Reduction in carrying amount of right-of-use assets	1,080	1,273
Other	(183)	39
Changes in operating assets and liabilities:
Accounts receivable, net	(667)	709
Other current and non-current assets	(29)	1,233
Accounts payable	4,719	1,241
Accrued and other current liabilities	(1,863)	2,474
Seller payable	617	(560)
Operating lease liabilities	(1,088)	(1,590)
Other non-current liabilities	(317)	—
Net cash provided by continuing operating activities	5,743	3,288
Cash flows from continuing investing activities:
Purchases of marketable securities	(3,214)	(8,665)
Sale and maturities of marketable securities	10,104	4,500
Purchases of property and equipment	(1,815)	(1,126)
Net cash provided by (used in) continuing investing activities	5,075	(5,291)
Cash flows from continuing financing activities:
Repayment of debt	(1,000)	(1,000)
Proceeds from issuance of stock-based awards	1,151	727
Payments of withholding taxes on stock-based awards	(1,740)	(1,207)
Net cash used in continuing financing activities	(1,589)	(1,480)
Net change in cash, cash equivalents and restricted cash from continuing operations	9,229	(3,483)

Net cash flow used in discontinued operating activities	—	(1,895)
Net cash flow used in discontinued investing activities	—	(494)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	(2,389)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(115)
Net change in cash, cash equivalents, and restricted cash	9,229	(5,987)
Cash, cash equivalents, and restricted cash, beginning of period	40,488	61,469
Cash, cash equivalents, and restricted cash, end of period	$49,717	$55,482
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2025 and 2024, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”).
Reclassification
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Beginning in the first quarter of 2025, the Company combined consignment revenue and product revenue into a single line item, revenue, on the condensed consolidated statements of operations, and similarly combined related cost of revenue line items, reflecting the immateriality of product revenue following the Company’s transition to a primarily consignment model. The Company also reclassified inventory to other current assets on the condensed consolidated balance sheets and statements of cash flows to align with the combined presentation. These reclassifications had no impact on previously reported total revenue, net loss, stockholders’ equity, or cash flows.
Discontinued Operations
In the fourth quarter of 2024, the Company divested 91% of its European business and Bulgarian subsidiary, Remix Global EAD (“Remix”), meeting the requirements for reporting Remix as a discontinued operation. Accordingly, Remix’s results during 2024 are presented as discontinued operations in the condensed consolidated statements of operations and excluded from continuing operations for the three months ended March 31, 2024. In the condensed consolidated statements of cash flows, cash flows attributable to Remix have been segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the three months ended March 31, 2024. Unless otherwise noted, amounts and disclosures in these notes to condensed consolidated financial statements pertain to the Company’s continuing operations. See Note 12, Discontinued Operations, for further details on the transaction.
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three months ended March 31, 2025.

Accounting Pronouncements Not Yet Effective
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. ASU 2024-03 is effective for annual period beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, which will be the annual period ending December 31, 2027 and interim periods within the annual period ending December 31, 2028 for the Company. The Company is currently evaluating the potential impact on its consolidated financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires additional quantitative and qualitative income tax disclosures to enable financial statements users to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which will be the annual period ending December 31, 2025 for the Company. The Company expects the adoption to result in enhanced income tax disclosures in its annual consolidated financial statements.
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
The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s loss from continuing operations, as reported in the condensed consolidated statements of operations.
Significant expense within operating loss, as well as within loss from continuing operations, include cost of revenue, operations, product and technology, marketing, and sales, general and administrative expenses, which are each separately presented in the condensed consolidated statements of operations. Other segment items within loss from continuing operations include interest expense, other income, net, and provision for income taxes. The CODM manages the business using consolidated expense information, as well as regularly provided budgeted or forecasted expense information. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Revenue from Loyalty Reward Redemption and Expiration
The Company previously had a customer loyalty program, which allowed end-customers to earn and accumulate points with each qualifying purchase. Earned points could be redeemed for loyalty rewards, such as non-cashoutable shopping credit, free shipping, or waived restocking fee, which could be applied to future purchases or returns. Unredeemed points expired after one year from the date the points were earned. Reward coupons expired six months from the date the reward was claimed. Points earned on purchases were considered a material right, representing a separate performance obligation.
The allocated consideration for the points earned through qualifying purchase transactions was deferred based on the standalone selling price of the points, adjusted for expected breakage in proportion to the pattern of redemption, and recorded within deferred revenue under accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue was recognized for these performance obligations at a point in time when rewards were redeemed by the end customer or expired.

Effective October 1, 2024, customers were no longer able to earn loyalty points and after March 31, 2025, they could no longer redeem any previously accumulated points. As of March 31, 2025, the Company did not have a material deferred revenue liability related to its customer loyalty program. As of December 31, 2024, the Company had a deferred revenue liability of $1.5 million related to the program, which was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized revenue from loyalty reward redemption and expiration of $1.5 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively.
Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards one year after issuance at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of March 31, 2025 and December 31, 2024, $7.5 million and $8.5 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards amounted to $0.1 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.
The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Previously, breakage revenue was estimated when gift card redemption was deemed remote. Beginning in the fourth quarter of 2024, with more historical data available, breakage revenue is estimated based upon historical customer redemption patterns. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $2.3 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of March 31, 2025 and December 31, 2024, $3.7 million and $3.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $11.0 million and $13.5 million for the three months ended March 31, 2025 and 2024, respectively.
Seller Payable
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers. These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of March 31, 2025 and December 31, 2024, there was $15.8 million and $15.1 million, respectively, of seller payable within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of seller credits was $6.1 million and $5.1 million for the three months ended March 31, 2025 and 2024, respectively.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$41,057	$31,851
Restricted cash included in Other current assets	3,850	3,690
Restricted cash included in Other assets	4,810	4,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$49,717	$40,488

3. Financial Instruments and Fair Value Measurements
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
Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,010	$—	$5,010
Commercial paper	—	9,466	9,466
U.S. treasury securities	—	996	996
U.S. government agency bonds	—	849	849
Total cash equivalents	5,010	11,311	16,321
Marketable securities:
U.S. treasury securities	—	3,434	3,434
U.S. government agency bonds	—	1,493	1,493
Commercial paper	—	792	792
Total marketable securities	—	5,719	5,719
Total assets at fair value	$5,010	$17,030	$22,040

	December 31, 2024
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,061	$—	$1,061
Commercial paper	—	7,923	7,923
U.S. treasury securities	—	500	500
Total cash equivalents	1,061	8,423	9,484
Marketable securities:
U.S. treasury securities	—	8,122	8,122
U.S. government agency bonds	—	3,704	3,704
Commercial paper	—	499	499
Total marketable securities	—	12,325	12,325
Total assets at fair value	$1,061	$20,748	$21,809

As of March 31, 2025 and December 31, 2024, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three months ended March 31, 2025 and 2024, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of March 31, 2025, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s commercial paper, U.S. treasury securities, and U.S. government agency bonds were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of March 31, 2025 and December 31, 2024, the Company had no assets or liabilities classified within Level 3 of the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended March 31, 2025. As of March 31, 2025, all of the $5.7 million carrying amount of marketable securities had a contractual maturity date of less than one year.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Such nonrecurring fair value measurements generally result from impairment charges. The Company did not have any assets resulting in nonrecurring fair value measurements as of March 31, 2025 and December 31, 2024 in the Company’s condensed consolidated balance sheets.
Other Fair Value Disclosures
As of March 31, 2025 and December 31, 2024, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of March 31, 2025 and December 31, 2024.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$79,302	$78,908
Leasehold improvements	23,901	23,901
Internal-use software	11,506	11,681
Computers and software	7,565	7,396
Construction in progress	6,517	5,583
Furniture and fixtures	2,217	2,128
Total property and equipment, at cost	131,008	129,598
Less: accumulated depreciation and amortization	(63,491)	(61,118)
Property and equipment, net	$67,517	$68,480
Depreciation and amortization expense of property and equipment was $3.2 million and $3.7 million for the three months ended March 31, 2025 and 2024, respectively.

5. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Gift card and site credit liabilities	$11,268	$12,234
Accrued vendor liabilities	4,361	3,916
Allowance for returns	4,297	3,052
Accrued compensation	3,179	3,438
Accrued taxes	2,785	2,608
Deferred revenue	1,494	3,328
Accrued other	997	1,280
Total	$28,381	$29,856
6. Long-Term Debt
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of March 31, 2025, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of March 31, 2025 and December 31, 2024, the effective interest rate for borrowings under the Term Loan was 9.71%.
During the three months ended March 31, 2025 and 2024, the Company did not make any borrowings under the Term Loan and repaid a total of $1.0 million in each of the periods on amounts outstanding under the Term Loan. As of March 31, 2025 and December 31, 2024, the amounts outstanding under the Term Loan were $21.3 million and $22.3 million, respectively.
The Company incurred interest costs of $0.5 million and $0.7 million related to the Term Loan during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2025 (Remaining nine months)	$3,000
2026	4,000
2027	14,333
Total principal payments	21,333
Less: unamortized debt discount	(289)
Less: current portion of long-term debt	(3,860)
Non-current portion of long-term debt	$17,184
7. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	94,806	1,000,000	88,061
Class B common stock	120,000	22,975	120,000	28,073
Total	1,120,000	117,781	1,120,000	116,134
8. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 10, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2024 10-K. During the three months ended March 31, 2025, the Company granted restricted stock units subject to service conditions.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Operations, product, and technology	$2,645	$2,513
Marketing	114	152
Sales, general, and administrative	2,761	4,246
Total stock-based compensation expense	$5,520	$6,911

Stock-based compensation expense capitalized in internal use software was not material for the three months ended March 31, 2025 and 2024.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the three months ended March 31, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024	13,742	$2.16	3.61 years	$5,300
Granted	—	$—
Exercised	(169)	$2.03
Forfeited or expired	(48)	$2.37
Outstanding as of March 31, 2025	13,525	$2.17	3.41 years	$4,751
Exercisable as of March 31, 2025	13,217	$2.17	3.37 years	$4,640

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of March 31, 2025, the total unrecognized compensation cost related to all nonvested stock options was not material.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the three months ended March 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024	9,288	$2.26
Granted	3,709	$1.38
Vested	(1,877)	$3.20
Forfeited	(90)	$2.25
Outstanding and nonvested as of March 31, 2025	11,030	$1.80
The fair value of RSUs as of the vesting date was $4.4 million and $3.5 million during the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $17.9 million and the related weighted-average period over which it is expected to be recognized was approximately two years.
9. Commitments and Contingencies
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
10. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three months ended March 31, 2025 and 2024 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2025 and 2024, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
11. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2025	March 31, 2024
	(in thousands)
Stock options	13,525	16,103
Restricted stock units	11,030	10,988
Employee stock purchase plan	170	216
Total	24,725	27,307
12. Discontinued Operations
On November 30, 2024, the Company completed the sale of its European subsidiary, Remix, to Remix’s management (the “Transaction”). The Transaction qualified for held-for-sale classification on November 30, 2024 and represented a strategic shift with a major effect on the Company’s operations and financial results. Following the divestiture, the Company did not have any significant continuing involvement in the operations of Remix. As a result, Remix met the criteria for reporting as a discontinued operation on the same date.
Remix’s financial results during 2024 are presented as loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three months ended March 31, 2024. The following table presents the major components of Remix’s financial results for the period presented:

Three Months Ended
March 31, 2024
(in thousands)
Revenue	$15,055
Cost of revenue	11,442
Operating expenses	7,929
Other income (expense), net	(48)
Loss from discontinued operations	$(4,364)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q; and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). There have been no material changes to the risk factors described in our 2024 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
ThredUp operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire the world to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in January 2025.
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

Recent Business Developments
Discontinued Operations
On November 30, 2024, we divested 91% of our European business and Bulgarian subsidiary, Remix, which qualified for reporting as a discontinued operation. As a result, Remix’s results during 2024 are presented as a single line item, loss from discontinued operations, net of tax in the condensed consolidated statements of operations and excluded from continuing operations for the three months ended March 31, 2024. In the condensed consolidated statements of cash flows, cash flows attributable to Remix have been segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the three months ended March 31, 2024. Accordingly, any discussion of historical information in the following sections reflects Remix’s results as a discontinued operation, and amounts, including key operating metrics, and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted.
Overview of First Quarter Results
Revenue: Revenue totaled $71.3 million, representing an increase of 10.5% year over year.
Gross Profit and Margin: Gross profit totaled $56.4 million, representing an increase of 9.0% year over year. Gross margin was 79.1%, a decrease of 100 basis points from 80.1% in the comparable quarter last year.

Loss from continuing operations: Loss from continuing operations was $5.2 million, or a negative 7.3% of revenue, for the first quarter of 2025, compared to a loss of $12.2 million, or a negative 18.9% of revenue, for the first quarter of 2024.
Non-GAAP Adjusted EBITDA from continuing operations(1): Non-GAAP Adjusted EBITDA from continuing operations was $3.8 million, or 5.3% of revenue, for the first quarter of 2025, compared to $1.9 million, or 2.9% of revenue, for the first quarter of 2024.
Active Buyers and Orders: Active Buyers and Orders each totaled 1.4 million in the first quarter of 2025, representing increases of 5.7% and 16.1%, respectively, compared to the first quarter of 2024.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended
	March 31, 2025	March 31, 2024	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,370	1,296	5.7%
Orders	1,371	1,181	16.1%
Revenue	$71,291	$64,533	10.5%
Gross profit	$56,371	$51,713	9.0%
Gross margin	79.1%	80.1%	(100)	bps
Loss from continuing operations	$(5,215)	$(12,190)	(57.2)%
Loss from continuing operations margin	(7.3)%	(18.9)%	1,160	bps
Non-GAAP Adjusted EBITDA from continuing operations(1)	$3,808	$1,888	101.7%
Non-GAAP Adjusted EBITDA from continuing operations margin(1)	5.3%	2.9%	240	bps

(1)Non-GAAP Adjusted EBITDA from continuing operations and Non-GAAP Adjusted EBITDA from continuing operations margin are non-GAAP measures, which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA from continuing operations to its most directly comparable GAAP measure, loss from continuing operations.
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

Non-GAAP Financial Measures from Continuing Operations
Non-GAAP Adjusted EBITDA from Continuing Operations and Non-GAAP Adjusted EBITDA from Continuing Operations Margin
Non-GAAP Adjusted EBITDA from continuing operations means loss from continuing operations adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, severance and other reorganization costs, interest expense, gain on sale of non-marketable equity investment, and provision for income taxes. Non-GAAP Adjusted EBITDA from continuing operations margin represents Non-GAAP Adjusted EBITDA from continuing operations divided by Revenue. We use these non-GAAP measures to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe these non-GAAP measures, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of loss from continuing operations to Non-GAAP Adjusted EBITDA from continuing operations:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Loss from continuing operations	$(5,215)	$(12,190)
Stock-based compensation expense	5,520	6,911
Depreciation and amortization	3,169	3,748
Interest expense	514	677
Provision for income taxes	57	11
Gain on sale of non-marketable equity investment	(234)	—
Severance and other reorganization costs	(3)	2,731
Non-GAAP Adjusted EBITDA from continuing operations	$3,808	$1,888
Revenue	$71,291	$64,533
Non-GAAP Adjusted EBITDA from continuing operations margin	5.3%	2.9%
Comparison of the Three Months Ended March 31, 2025 and 2024
Beginning in the first quarter of 2025, we combined consignment revenue and product revenue into a single line item, revenue, on the condensed consolidated statements of operations and similarly combined related cost of revenue line items. With our transition to a primarily consignment model, product revenue is no longer material. Prior period amounts have been reclassified to conform to the current period’s presentation.
Revenue

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Revenue	$71,291	$64,533	$6,758	10.5%
Revenue increased $6.8 million, or 10.5%, for the three months ended March 31, 2025 as compared to the same period in 2024. The growth in revenue was mainly driven by a 5.7% increase in Active Buyers, a 16.1% increase in Orders and a 4.3% increase in the average order value, reflecting continued strength in our core marketplace business and our ongoing focus on the higher-margin, capital-efficient consignment model.

Gross Margin

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Cost of revenue	$14,920	$12,820	$2,100	16.4%
Gross profit	$56,371	$51,713	$4,658	9.0%
Gross margin	79.1%	80.1%
Gross margin was 79.1% and 80.1% for the three months ended March 31, 2025 and 2024, respectively, or a decrease of 100 basis points. The decrease in gross margin for the three months ended March 31, 2025 as compared to the same period in 2024 was primarily driven by higher outbound shipping, labor, and packaging costs.
Operations, Product, and Technology

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$35,126	$37,125	$(1,999)	(5.4)%
Operations, product, and technology as a percentage of revenue	49.3%	57.5%
Operations, product, and technology expenses decreased $2.0 million, or 5.4% for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily due to a $1.2 million decrease in facilities, technology and other costs, a $1.1 million decrease in severance costs following the completion of our workforce reorganization in March 2024, and a $0.3 million decrease in inbound shipping related to consignment revenue. This decrease was partially offset by a $0.6 million increase in personnel costs, driven by higher headcount at our distribution center. The decrease in operations, product, and technology expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue and lower overall costs.
Marketing

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Marketing	$13,143	$10,851	$2,292	21.1%
Marketing as a percentage of revenue	18.4%	16.8%
Marketing expenses increased $2.3 million, or 21.1%, for the three months ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to a $2.5 million increase in advertising costs and a $0.6 million increase in facilities, technology and other costs. This increase was partially offset by a $0.8 million decrease in personnel-related costs, including a $0.4 million decrease in severance costs following the completion of our workforce reorganization in March 2024 and a $0.4 million decrease driven by lower headcount. The increase in marketing expenses as a percentage of revenue reflected a higher rate of marketing spend relative to the growth in revenue, as we continue to invest in marketing initiatives to support future growth.

Sales, General and Administrative

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$13,536	$16,132	$(2,596)	(16.1)%
Sales, general, and administrative as a percentage of revenue	19.0%	25.0%
Sales, general, and administrative expenses decreased $2.6 million, or 16.1%, for the three months ended March 31, 2025 as compared to the same period in 2024. The decrease was primarily due to a $3.6 million decrease in personnel-related costs, including a $2.4 million decrease driven by lower headcount, of which $1.5 million related to a decrease in stock-based compensation expense, and a $1.2 million decrease in severance costs following the completion of our workforce reorganization in March 2024. This decrease was partially offset by a $0.6 million increase in facilities, technology and other costs and a $0.4 million increase in professional services. The decrease in sales, general, and administrative expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue and lower overall costs.
Interest Expense

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Interest expense	$(514)	$(677)	$163	(24.1)%
Interest expense decreased $0.2 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to a lower interest rate environment and reduced outstanding debt balances.
Other Income, Net

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Other income, net	$790	$893	$(103)	(11.5)%
Other income, net decreased $0.1 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to lower interest rates and a reduced average cash balance.
Liquidity and Capital Resources
While we have a history of negative cash flows from operations, we generated positive cash flows from continuing operations of $5.7 million for the three months ended March 31, 2025. We have primarily financed our operations through private and public sales of equity securities and debt. As of March 31, 2025, we had cash, cash equivalents and short-term marketable securities of $55.4 million. Additionally, we have a term loan facility (“Term Loan”) under which $22.5 million remained available to be drawn as of March 31, 2025 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 6. Long-Term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.

We expect operating losses to continue in 2025 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary use of cash includes seller payouts, operating costs such as distribution network spend, product and technology expenses, marketing expenses, personnel expenses and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months and beyond to meet our short- and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of any future distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings and new RaaS clients, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will remain modest for the remainder of 2025. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2024 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Amount	%
	(in thousands, except percentages)
Net cash provided by (used in):
Continuing operating activities	$5,743	$3,288	$2,455	74.7%
Continuing investing activities	5,075	(5,291)	10,366	(195.9)%
Continuing financing activities	(1,589)	(1,480)	(109)	7.4%
Net change in cash, cash equivalents and restricted cash from continuing operations	$9,229	$(3,483)	$12,712	(365.0)%
Changes in Cash Flows from Continuing Operating Activities
Net cash provided by continuing operating activities was $5.7 million during the three months ended March 31, 2025, compared to $3.3 million during the three months ended March 31, 2024. The $2.5 million increase in continuing operating cash inflows was primarily due to a $7.0 million decrease in our loss from continuing operations, partially offset by a $2.4 million decrease in non-cash charges and a $2.1 million net use of cash from changes in operating assets and liabilities. The decrease in non-cash charges was primarily related to a $1.4 million reduction in stock-based compensation expense as a result of the March 2024 workforce reorganization, and a $0.6 million decrease in depreciation expense due to accelerated depreciation recorded in the fourth quarter of 2024. The change in operating assets and liabilities was primarily attributable to cash outflows of $4.3 million from lower accrued and other liabilities, primarily due to accrued severance in the first quarter of 2024 related to our March 2024 workforce reorganization, $1.4 million from higher accounts receivable reflecting the timing of cash receipts from payment processors and higher sales volume near the end of the quarter, and $1.3 million from higher other current assets primarily related to lower sales of owned inventory. These were partially offset by cash inflows of $3.5 million from higher accounts payable due to timing of vendor payments, and $1.2 million from higher seller payable, primarily reflecting the timing of seller credit cash-outs or redemptions and conversions to gift cards.
Changes in Cash Flows from Continuing Investing Activities
Net cash provided by continuing investing activities for the three months ended March 31, 2025 was $5.1 million as compared to net cash used in continuing investing activities of $5.3 million for the same period in 2024. The $10.4 million increase in cash inflows was primarily due to a $5.5 million decrease in purchases of marketable securities and a $5.6 million increase in sale and maturities of marketable securities, partially offset by a $0.7 million increase in purchases of property and equipment.

Changes in Cash Flows from Continuing Financing Activities
Net cash used in continuing financing activities was $1.6 million for the three months ended March 31, 2025, compared to $1.5 million for the same period in 2024, reflecting relatively consistent cash outflows related to debt repayment and stock-based award activities.
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
There have been no material changes to our critical accounting policies since the 2024 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2024 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of March 31, 2025, we had non-restricted cash and cash equivalents of $41.1 million and marketable securities of $5.7 million, consisting primarily of money market funds, commercial paper, U.S. treasury securities and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.

Inflation Risk
As of March 31, 2025, inflation remains at elevated levels in the U.S. where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Risks affecting our business are discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 3, 2025 (our “Fiscal 2024 10-K”). There have been no material changes to our risk factors as previously disclosed in our Fiscal 2024 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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
Date: May 5, 2025