Form 10-Q
period 2025-06-30
ThredUp Inc.
filed 2025-08-04
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 102,185,171 shares of Class A common stock and 20,975,710 shares of Class B common stock outstanding as of July 28, 2025.

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
•our ability to attract and retain buyers and sellers and the continued impact of network effects as we scale our platform, and the capacity of our operations and processing infrastructure to support that growth;
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$40,969	$31,851
Marketable securities	6,606	12,325
Accounts receivable, net	3,799	3,567
Other current assets	9,368	9,179
Total current assets	60,742	56,922
Operating lease right-of-use assets	28,496	28,853
Property and equipment, net	67,654	68,480
Goodwill	10,746	10,746
Other assets	5,965	6,224
Total assets	$173,603	$171,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,159	$8,326
Accrued and other current liabilities	26,934	29,856
Seller payable	16,345	15,142
Operating lease liabilities, current	4,870	4,345
Current portion of long-term debt	3,865	3,855
Total current liabilities	63,173	61,524
Operating lease liabilities, non-current	31,500	32,489
Long-term debt, net of current portion	16,216	18,151
Other non-current liabilities	2,507	2,760
Total liabilities	113,396	114,924
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of June 30, 2025 and December 31, 2024; 123,048 and 116,134 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12	11
Additional paid-in capital	626,449	612,148
Accumulated other comprehensive income (loss)	(2)	3
Accumulated deficit	(566,252)	(555,861)
Total stockholders’ equity	60,207	56,301
Total liabilities and stockholders’ equity	$173,603	$171,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share amounts)
Revenue	$77,657	$66,717	$148,948	$131,250
Cost of revenue	15,921	14,159	30,841	26,979
Gross profit	61,736	52,558	118,107	104,271
Operating expenses:
Operations, product, and technology	37,525	34,975	72,651	72,100
Marketing	16,206	13,258	29,349	24,109
Sales, general, and administrative	13,250	13,930	26,786	30,062
Total operating expenses	66,981	62,163	128,786	126,271
Operating loss	(5,245)	(9,605)	(10,679)	(22,000)
Interest expense	(496)	(652)	(1,010)	(1,329)
Other income, net	596	871	1,386	1,764
Loss before provision for income taxes	(5,145)	(9,386)	(10,303)	(21,565)
Provision for income taxes	31	6	88	17
Loss from continuing operations	(5,176)	(9,392)	(10,391)	(21,582)
Loss from discontinued operations, net of tax	—	(4,562)	—	(8,926)
Net loss	$(5,176)	$(13,954)	$(10,391)	$(30,508)

Weighted-average shares used to compute loss per share, basic and diluted	120,275	110,997	118,496	110,145
Loss from continuing operations per share, basic and diluted	$(0.04)	$(0.09)	$(0.09)	$(0.20)
Loss from discontinued operations per share, basic and diluted	—	(0.04)	—	(0.08)
Loss per share, basic and diluted	$(0.04)	$(0.13)	$(0.09)	$(0.28)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Net loss	$(5,176)	$(13,954)	$(10,391)	$(30,508)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	(231)	—	(1,095)
Unrealized gain (loss) on available-for-sale securities	—	4	(5)	(2)
Total other comprehensive loss	—	(227)	(5)	(1,097)
Total comprehensive loss	$(5,176)	$(14,181)	$(10,396)	$(31,605)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2024	116,134	$11	$612,148	$3	$(555,861)	$56,301
Issuance of common stock from exercise of stock options and restricted stock units	2,047	—	344			344
Stock-based compensation			5,594			5,594
Shares withheld for net share settlement	(400)	—	(936)			(936)
Net loss					(5,215)	(5,215)
Other comprehensive loss				(5)		(5)
Balance as of March 31, 2025	117,781	$11	$617,150	$(2)	$(561,076)	$56,083
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	5,570	1	6,853			6,854
Stock-based compensation			4,624			4,624
Shares withheld for net share settlement	(303)	—	(2,178)			(2,178)
Net loss					(5,176)	(5,176)
Balance as of June 30, 2025	123,048	$12	$626,449	$(2)	$(566,252)	$60,207

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
Issuance of common stock from exercise of stock options and restricted stock units	1,694	—	81			81
Stock-based compensation			7,506			7,506
Shares withheld for net share settlement	(261)	—	(550)			(550)
Net loss					(16,554)	(16,554)
Other comprehensive loss				(870)		(870)
Balance as of March 31, 2024	110,217	$11	$592,193	$(3,245)	$(495,429)	$93,530
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,458	—	407			407
Stock-based compensation			7,314			7,314
Shares withheld for net share settlement	(289)	—	(581)			(581)
Net loss					(13,954)	(13,954)
Other comprehensive loss				(227)		(227)
Balance as of June 30, 2024	112,386	$11	$599,333	$(3,472)	$(509,383)	$86,489
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(10,391)	$(21,582)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Stock-based compensation expense	10,020	13,630
Depreciation and amortization	6,335	7,370
Reduction in carrying amount of right-of-use assets	2,224	2,364
Other	(149)	(713)
Changes in operating assets and liabilities:
Accounts receivable, net	(232)	1,346
Other current and non-current assets	96	1,488
Accounts payable	2,754	1,801
Accrued and other current liabilities	(2,942)	(190)
Seller payable	1,203	(2,411)
Operating lease liabilities	(2,331)	(2,850)
Other non-current liabilities	(500)	—
Net cash provided by continuing operating activities	6,087	253
Cash flows from continuing investing activities:
Purchases of marketable securities	(9,089)	(15,153)
Sale and maturities of marketable securities	15,154	13,000
Purchases of property and equipment	(5,094)	(1,974)
Net cash provided by (used in) continuing investing activities	971	(4,127)
Cash flows from continuing financing activities:
Repayment of debt	(2,000)	(2,000)
Proceeds from issuance of stock-based awards	14,852	1,788
Payments of withholding taxes on stock-based awards	(10,769)	(2,450)
Net cash provided by (used in) continuing financing activities	2,083	(2,662)
Net change in cash, cash equivalents and restricted cash from continuing operations	9,141	(6,536)

Net cash flow used in discontinued operating activities	—	(3,831)
Net cash flow used in discontinued investing activities	—	(817)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	(4,648)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(160)
Net change in cash, cash equivalents, and restricted cash	9,141	(11,344)
Cash, cash equivalents, and restricted cash, beginning of period	40,488	61,469
Cash, cash equivalents, and restricted cash, end of period	$49,629	$50,125
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2025 and 2024, and the results of operations and cash flows for the interim periods presented.
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
Discontinued Operations
In the fourth quarter of 2024, the Company divested 91% of its European business and Bulgarian subsidiary, Remix Global EAD (“Remix”), meeting the requirements for reporting Remix as a discontinued operation. Accordingly, Remix’s results during 2024 are presented as discontinued operations in the condensed consolidated statements of operations and excluded from continuing operations for the three and six months ended June 30, 2024. In the condensed consolidated statements of cash flows, cash flows attributable to Remix have been segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the three and six months ended June 30, 2024. Unless otherwise noted, amounts and disclosures in these notes to condensed consolidated financial statements pertain to the Company’s continuing operations. See Note 12, Discontinued Operations, for further details on the transaction.
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three and six months ended June 30, 2025.

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
Segment Reporting
The Company operates under one operating segment and one reportable segment as its chief operating decision maker (“CODM”), who is its Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance. The Company does not have material intra-entity sales or transfers.
The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s loss from continuing operations, as reported in the condensed consolidated statements of operations.
Significant expenses within operating loss, as well as within loss from continuing operations, include cost of revenue, operations, product and technology, marketing, and sales, general and administrative expenses, which are each separately presented in the condensed consolidated statements of operations. Other segment items within loss from continuing operations include interest expense, other income, net, and provision for income taxes. The CODM manages the business using consolidated expense information, as well as regularly provided budgeted or forecasted expense information. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
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

Effective October 1, 2024, customers were no longer able to earn loyalty points and after March 31, 2025, they could no longer redeem any previously accumulated points. As a result, as of June 30, 2025, the Company did not have a deferred revenue liability related to its customer loyalty program. As of December 31, 2024, the Company had a deferred revenue liability of $1.5 million related to the program, which was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized $0 and $3.8 million of revenue from loyalty reward redemptions and expirations for the three months ended June 30, 2025 and June 30, 2024, respectively, and $1.5 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively.
Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards one year after issuance at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of June 30, 2025 and December 31, 2024, gift card liabilities of $6.9 million and $8.5 million, respectively, were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards was not material for the three and six months ended June 30, 2025, and was $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively.
The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Previously, breakage revenue was estimated when gift card redemption was deemed remote. Beginning in the fourth quarter of 2024, with more historical data available, breakage revenue is estimated based upon historical customer redemption patterns. Breakage revenue primarily relates to gift cards converted from seller payables and site credits. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $1.7 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively, and $3.9 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of June 30, 2025 and December 31, 2024, $4.0 million and $3.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $12.9 million and $11.4 million for the three months ended June 30, 2025 and 2024, respectively, and $23.9 million and $22.1 million for the six months ended June 30, 2025 and 2024, respectively.
Seller Payable
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers. These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of June 30, 2025 and December 31, 2024, there was $16.3 million and $15.1 million, respectively, of seller payable within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of seller credits was $7.4 million and $6.3 million for the three months ended June 30, 2025 and 2024, respectively, and $13.5 million and $11.4 million for the six months ended June 30, 2025 and 2024, respectively.

Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$40,969	$31,851
Restricted cash included in Other current assets	3,850	3,690
Restricted cash included in Other assets	4,810	4,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$49,629	$40,488
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
Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,020	$—	$5,020
Commercial paper	—	8,814	8,814
U.S. treasury securities	—	1,840	1,840
Total cash equivalents	5,020	10,654	15,674
Marketable securities:
U.S. treasury securities	—	5,166	5,166
Commercial paper	—	1,440	1,440
Total marketable securities	—	6,606	6,606
Total assets at fair value	$5,020	$17,260	$22,280

	December 31, 2024
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,061	$—	$1,061
Commercial paper	—	7,923	7,923
U.S. treasury securities	—	500	500
Total cash equivalents	1,061	8,423	9,484
Marketable securities:
U.S. treasury securities	—	8,122	8,122
U.S. government agency bonds	—	3,704	3,704
Commercial paper	—	499	499
Total marketable securities	—	12,325	12,325
Total assets at fair value	$1,061	$20,748	$21,809
As of June 30, 2025 and December 31, 2024, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of June 30, 2025, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s commercial paper and U.S. treasury securities were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of June 30, 2025 and December 31, 2024, the Company had no assets or liabilities classified within Level 3 of the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2025. As of June 30, 2025, all of the $6.6 million carrying amount of marketable securities had a contractual maturity date of less than one year.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Such nonrecurring fair value measurements generally result from impairment charges. The Company did not have any assets resulting in nonrecurring fair value measurements as of June 30, 2025 and December 31, 2024 in the Company’s condensed consolidated balance sheets.
Other Fair Value Disclosures
As of June 30, 2025 and December 31, 2024, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of June 30, 2025 and December 31, 2024.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$81,935	$78,908
Leasehold improvements	23,997	23,901
Internal-use software	11,699	11,681
Computers and software	7,740	7,396
Construction in progress	6,365	5,583
Furniture and fixtures	2,220	2,128
Total property and equipment, at cost	133,956	129,598
Less: accumulated depreciation and amortization	(66,302)	(61,118)
Property and equipment, net	$67,654	$68,480
Depreciation and amortization expense of property and equipment was $3.2 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively, and $6.3 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively.
5. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Gift card and site credit liabilities	$10,868	$12,234
Accrued vendor liabilities	4,056	3,916
Allowance for returns	3,533	3,052
Accrued compensation	3,205	3,438
Accrued taxes	2,711	2,608
Deferred revenue	1,524	3,328
Accrued other	1,037	1,280
Total	$26,934	$29,856
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of June 30, 2025, the Company was in compliance with its debt covenants under the Term Loan.

The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of June 30, 2025 and December 31, 2024, the effective interest rate for borrowings under the Term Loan was 9.71%.
During the six months ended June 30, 2025 and 2024, the Company did not make any borrowings under the Term Loan and repaid a total of $2.0 million in each of the periods on amounts outstanding under the Term Loan. As of June 30, 2025 and December 31, 2024, the amounts outstanding under the Term Loan were $20.3 million and $22.3 million, respectively.
The Company incurred interest expense related to the Term Loan of $0.5 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2025 (Remaining six months)	$2,000
2026	4,000
2027	14,333
Total principal payments	20,333
Less: unamortized debt discount	(252)
Less: current portion of long-term debt	(3,865)
Non-current portion of long-term debt	$16,216
7. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	102,071	1,000,000	88,061
Class B common stock	120,000	20,977	120,000	28,073
Total	1,120,000	123,048	1,120,000	116,134
8. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 10, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2024 10-K. During the six months ended June 30, 2025, the Company granted restricted stock units subject to service conditions.

Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Operations, product, and technology	$2,306	$2,821	$4,951	$5,334
Marketing	112	107	226	259
Sales, general, and administrative	2,082	3,791	4,843	8,037
Total stock-based compensation expense	$4,500	$6,719	$10,020	$13,630
Stock-based compensation expense capitalized in internal use software was not material for the three and six months ended June 30, 2025 and 2024.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024	13,742	$2.16	3.61 years	$5,300
Granted	—	$—
Exercised	(3,228)	$2.11
Forfeited or expired	(69)	$2.31
Outstanding as of June 30, 2025	10,445	$2.18	3.65 years	$55,442
Exercisable as of June 30, 2025	10,213	$2.18	3.62 years	$54,182

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of June 30, 2025, the total unrecognized compensation cost related to all nonvested stock options was not material.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the six months ended June 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024	9,288	$2.26
Granted	5,128	$2.93
Vested	(4,130)	$2.65
Forfeited	(192)	$2.31
Outstanding and nonvested as of June 30, 2025	10,094	$2.44
The fair value of RSUs as of the vesting date was $16.2 million and $4.5 million during the three months ended June 30, 2025 and 2024, respectively, and $20.6 million and $7.9 million during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $23.1 million and the related weighted-average period over which it is expected to be recognized was approximately two years.
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
10. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three and six months ended June 30, 2025 and 2024 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2025 and 2024, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
11. Loss Per Share
The following participating securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2025	June 30, 2024
	(in thousands)
Stock options	10,445	16,013
Restricted stock units	10,094	13,215
Employee stock purchase plan	9	32
Total	20,548	29,260
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
Remix’s financial results during 2024 are presented as loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and six months ended June 30, 2024. The following table presents the major components of Remix’s financial results for the period presented:

	Three Months Ended	Six Months Ended
	June 30, 2024
	(in thousands)
Revenue	$13,038	$28,093
Cost of revenue	9,476	20,918
Operating expenses	8,251	16,180
Other income (expense), net	127	79
Loss from discontinued operations	$(4,562)	$(8,926)

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
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers enjoy shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Kit, fill it and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale. In addition to our core marketplace, some of the world’s leading brands and retailers are taking advantage of our Resale-as-a-Service (“RaaS”) offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe that RaaS will accelerate the growth of this emerging category and supplements our overall supply strategy.

Recent Business Developments
Discontinued Operations
On November 30, 2024, we divested 91% of our European business and Bulgarian subsidiary, Remix, which qualified for reporting as a discontinued operation. As a result, Remix’s results during 2024 are presented as a single line item, loss from discontinued operations, net of tax in the condensed consolidated statements of operations and excluded from continuing operations for the three and six months ended June 30, 2024. In the condensed consolidated statements of cash flows, cash flows attributable to Remix have been segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the six months ended June 30, 2024. Accordingly, any discussion of historical information in the following sections reflects Remix’s results as a discontinued operation, and amounts, including key operating metrics, and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted.
Tax Reform
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA) which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on the Company’s financial statements of operations.
Overview of Second Quarter Results
Revenue: Revenue totaled $77.7 million, representing an increase of 16.4% year over year.

Gross Profit and Margin: Gross profit totaled $61.7 million, representing an increase of 17.5% year over year. Gross margin was 79.5%, an increase of 70 basis points from 78.8% in the comparable quarter last year.
Loss from continuing operations: Loss from continuing operations was $5.2 million, or a negative 6.7% of revenue, for the second quarter of 2025, compared to a loss of $9.4 million, or a negative 14.1% of revenue, for the second quarter of 2024.
Non-GAAP Adjusted EBITDA from continuing operations(1): Non-GAAP Adjusted EBITDA from continuing operations was $3.0 million, or 3.9% of revenue, for the second quarter of 2025, compared to $1.5 million, or 2.2% of revenue, for the second quarter of 2024.
Active Buyers and Orders: Active Buyers and Orders each totaled 1.5 million in the second quarter of 2025, representing increases of 16.5% and 20.8%, respectively, compared to the second quarter of 2024.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Six Months Ended
	June 30, 2025	June 30, 2024	Change		June 30, 2025	June 30, 2024	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,465	1,257	16.5%		1,465	1,257	16.5%
Orders	1,535	1,271	20.8%		2,906	2,452	18.5%
Revenue	$77,657	$66,717	16.4%		$148,948	$131,250	13.5%
Gross profit	$61,736	$52,558	17.5%		$118,107	$104,271	13.3%
Gross margin	79.5%	78.8%	70	bps	79.3%	79.4%	(10)	bps
Loss from continuing operations	$(5,176)	$(9,392)	(44.9)%		$(10,391)	$(21,582)	(51.9)%
Loss from continuing operations margin	(6.7)%	(14.1)%	740	bps	(7.0)%	(16.4)%	940	bps
Non-GAAP Adjusted EBITDA from continuing operations(1)	$3,017	$1,488	102.8%		$6,825	$3,376	102.2%
Non-GAAP Adjusted EBITDA from continuing operations margin(1)	3.9%	2.2%	170	bps	4.6%	2.6%	200	bps

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

Non-GAAP Financial Measures from Continuing Operations
Non-GAAP Adjusted EBITDA from Continuing Operations and Non-GAAP Adjusted EBITDA from Continuing Operations Margin
Non-GAAP Adjusted EBITDA from continuing operations means loss from continuing operations adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, interest expense, provision for income taxes, gain on sale of non-marketable equity investment, and severance and other reorganization costs. Non-GAAP Adjusted EBITDA from continuing operations margin represents Non-GAAP Adjusted EBITDA from continuing operations divided by Revenue. We use these non-GAAP measures to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe these non-GAAP measures, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of loss from continuing operations to Non-GAAP Adjusted EBITDA from continuing operations:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Loss from continuing operations	$(5,176)	$(9,392)	$(10,391)	$(21,582)
Stock-based compensation expense	4,500	6,719	10,020	13,630
Depreciation and amortization	3,166	3,622	6,335	7,370
Interest expense	496	652	1,010	1,329
Provision for income taxes	31	6	88	17
Gain on sale of non-marketable equity investment	—	—	(234)	—
Severance and other reorganization costs	—	(119)	(3)	2,612
Non-GAAP Adjusted EBITDA from continuing operations	$3,017	$1,488	$6,825	$3,376
Revenue	$77,657	$66,717	$148,948	$131,250
Non-GAAP Adjusted EBITDA from continuing operations margin	3.9%	2.2%	4.6%	2.6%
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Beginning in the first quarter of 2025, we combined consignment revenue and product revenue into a single line item, revenue, on the condensed consolidated statements of operations and similarly combined related cost of revenue line items. With our transition to a primarily consignment model, product revenue is no longer material. Prior period amounts have been reclassified to conform to the current period’s presentation.
Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Revenue	$77,657	$66,717	$10,940	16.4%	$148,948	$131,250	$17,698	13.5%
Revenue increased $10.9 million, or 16.4%, for the three months ended June 30, 2025 as compared to the same period in 2024. The growth in revenue was mainly driven by a 20.8% increase in Orders, partially offset by a 2.4% decrease in the average order value, reflecting continued strength in our core marketplace business and our ongoing focus on the higher-margin, capital-efficient consignment model.

Revenue increased $17.7 million, or 13.5%, for the six months ended June 30, 2025 as compared to the same period in 2024. The growth in revenue was mainly driven by an 18.5% increase in Orders, partially offset by a more modest 0.7% increase in the average order value, reflecting continued strength in our core marketplace business and our ongoing focus on the higher-margin, capital-efficient consignment model.
Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Cost of revenue	$15,921	$14,159	$1,762	12.4%	$30,841	$26,979	$3,862	14.3%
Gross profit	$61,736	$52,558	$9,178	17.5%	$118,107	$104,271	$13,836	13.3%
Gross margin	79.5%	78.8%			79.3%	79.4%
Gross margin was 79.5% and 78.8% for the three months ended June 30, 2025 and 2024, respectively, or an increase of 70 basis points. The increase in gross margin for the three months ended June 30, 2025 as compared to the same period in 2024 was primarily driven by lower cost of goods as a percentage of revenue.
Gross margin was 79.3% and 79.4% for the six months ended June 30, 2025 and 2024, respectively, remaining relatively stable with only a slight decline of 10 basis points.
Operations, Product, and Technology

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$37,525	$34,975	$2,550	7.3%	$72,651	$72,100	$551	0.8%
Operations, product, and technology as a percentage of revenue	48.3%	52.4%			48.8%	54.9%
Operations, product, and technology expenses increased $2.6 million, or 7.3%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $3.1 million increase in personnel-related costs, primarily driven by higher headcount at our distribution centers to support greater supply availability for customers, and a $0.4 million increase in facilities, technology and other costs. This increase was partially offset by a $0.9 million decrease in inbound shipping costs, primarily driven by lower rates. The decrease in operations, product, and technology expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue.
Operations, product, and technology expenses increased $0.6 million, or 0.8%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $3.6 million increase in personnel-related costs, primarily driven by higher headcount at our distribution centers to support greater supply availability for customers. This increase was partially offset by a $1.2 million decrease in inbound shipping costs, primarily driven by lower rates; a $1.0 million decrease in severance costs following the completion of our workforce reorganization in March 2024; and a $0.8 million decrease in facilities, technology and other costs. The decrease in operations, product, and technology expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue.

Marketing

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Marketing	$16,206	$13,258	$2,948	22.2%	$29,349	$24,109	$5,240	21.7%
Marketing as a percentage of revenue	20.9%	19.9%			19.7%	18.4%
Marketing expenses increased $2.9 million, or 22.2%, for the three months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $2.1 million increase in advertising costs, a $0.5 million increase in professional services, and a $0.2 million increase in personnel-related costs driven by higher headcount. The increase in marketing expenses as a percentage of revenue reflected a higher rate of marketing spend relative to the growth in revenue, as we continue to invest in marketing initiatives to support future growth.
Marketing expenses increased $5.2 million, or 21.7%, for the six months ended June 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $4.6 million increase in advertising costs and a $1.1 million increase in professional services. This increase was partially offset by a $0.6 million decrease in personnel-related costs as a result of the March 2024 workforce reorganization. The increase in marketing expenses as a percentage of revenue reflected a higher rate of marketing spend relative to the growth in revenue, as we continue to invest in marketing initiatives to support future growth.
Sales, General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$13,250	$13,930	$(680)	(4.9)%	$26,786	$30,062	$(3,276)	(10.9)%
Sales, general, and administrative as a percentage of revenue	17.1%	20.9%			18.0%	22.9%
Sales, general, and administrative expenses decreased $0.7 million, or 4.9%, for the three months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily due to a $1.5 million decrease in personnel-related costs, primarily attributable to lower stock-based compensation expense. This decrease was partially offset by a $0.8 million increase in facilities, technology and other costs. The decrease in sales, general, and administrative expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue and lower overall costs.
Sales, general, and administrative expenses decreased $3.3 million, or 10.9%, for the six months ended June 30, 2025 as compared to the same period in 2024. The decrease was primarily due to a $5.0 million decrease in personnel-related costs, including a $3.2 million decrease in stock-based compensation expense, and a $1.2 million decrease in severance costs following the completion of our workforce reorganization in March 2024. This decrease was partially offset by a $1.4 million increase in facilities, technology and other costs and a $0.4 million increase in professional services. The decrease in sales, general, and administrative expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue and lower overall costs.

Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Interest expense	$(496)	$(652)	$156	(23.9)%	$(1,010)	$(1,329)	$319	(24.0)%
Interest expense decreased $0.2 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to a lower interest rate environment and reduced outstanding debt balances.
Interest expense decreased $0.3 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to a lower interest rate environment and reduced outstanding debt balances.
Other Income, Net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Other income, net	$596	$871	$(275)	(31.6)%	$1,386	$1,764	$(378)	(21.4)%
Other income, net decreased $0.3 million for the three months ended June 30, 2025 as compared to the same period in 2024, primarily due to lower interest income resulting from both a decline in interest rates and a reduced average cash balance.
Other income, net decreased $0.4 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to lower interest income resulting from both a decline in interest rates and a reduced average cash balance.
Liquidity and Capital Resources
While we have a history of negative cash flows from operations, we generated positive cash flows from continuing operations of $6.1 million for the six months ended June 30, 2025. We have primarily financed our operations through private and public sales of equity securities and debt. As of June 30, 2025, we had cash, cash equivalents, restricted cash and short-term marketable securities of $56.2 million. Additionally, we have a term loan facility (“Term Loan”) under which $22.5 million remained available to be drawn as of June 30, 2025 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 6, Long-Term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses to continue in 2025 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary use of cash includes seller payouts, operating costs such as distribution network spend, product and technology, marketing, personnel-related expenses, and other expenditures necessary to support our operations and our growth. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months and beyond to meet our short and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Our future capital requirements will depend on many factors, including but not limited to, the timing of any future distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will remain modest for the remainder of 2025. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2024 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	Amount	%
	(in thousands, except percentages)
Net cash provided by (used in):
Continuing operating activities	$6,087	$253	$5,834	2305.9%
Continuing investing activities	971	(4,127)	5,098	(123.5)%
Continuing financing activities	2,083	(2,662)	4,745	(178.2)%
Net change in cash, cash equivalents and restricted cash from continuing operations	$9,141	$(6,536)	$15,677	(239.9)%
Changes in Cash Flows from Continuing Operating Activities
Net cash provided by continuing operating activities was $6.1 million during the six months ended June 30, 2025, compared to $0.3 million during the six months ended June 30, 2024. The $5.8 million increase in continuing operating cash inflows was primarily due to a $11.2 million decrease in our loss from continuing operations, partially offset by a $4.2 million decrease in non-cash charges and a $1.1 million net use of cash from changes in operating assets and liabilities. The decrease in non-cash charges was primarily related to a $3.6 million reduction in stock-based compensation expense as a result of the March 2024 workforce reorganization, and a $1.0 million decrease in depreciation expense due to the accelerated depreciation recorded in the fourth quarter of 2024 for warehouse equipment we no longer plan to use. The $1.1 million net decrease in operating assets and liabilities was primarily attributable to cash outflows of $2.3 million from overall lower accounts payable and accrued and other liabilities, primarily reflecting the timing of vendor and bonus payments; $1.6 million from higher accounts receivable, reflecting the timing of cash receipts from payment processors; and $1.4 million from higher other current assets, primarily related to lower sales of owned inventory. These were partially offset by cash inflows of $3.6 million from higher seller payable, primarily reflecting the timing of seller credit cash-outs or redemptions and conversions to gift cards.
Changes in Cash Flows from Continuing Investing Activities
Net cash provided by continuing investing activities for the six months ended June 30, 2025 was $1.0 million as compared to net cash used in continuing investing activities of $4.1 million for the same period in 2024. The $5.1 million increase in cash inflows was primarily due to a $6.1 million decrease in purchases of marketable securities and a $2.2 million increase in sale and maturities of marketable securities, partially offset by a $3.1 million increase in purchases of property and equipment.
Changes in Cash Flows from Continuing Financing Activities
Net cash provided by continuing financing activities for the six months ended June 30, 2025 was $2.1 million as compared to net cash used in continuing financing activities of $2.7 million for the same period in 2024. The $4.7 million increase in cash inflows was primarily due to a $13.1 million increase in proceeds from issuance of stock-based awards, driven by a higher stock price, partially offset by a $8.3 million increase in payroll taxes paid on stock-based award activity.

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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of June 30, 2025, we had non-restricted cash and cash equivalents of $41.0 million and marketable securities of $6.6 million, consisting primarily of money market funds, commercial paper and U.S. treasury securities, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.
Inflation Risk
As of June 30, 2025, inflation remains at elevated levels in the U.S. where we conduct our business, resulting in rising interest rates and fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, resulting in slowing revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2025. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
On June 13, 2025, Chris Homer, Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act for the sale of up to 510,000 shares of the Company’s Class A common stock until September 17, 2026.

There were no other Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by our directors or officers during the three months ended June 30, 2025.
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
Date: August 4, 2025