Form 10-Q
period 2025-09-30
ThredUp Inc.
filed 2025-11-03
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 104,273,162 shares of Class A common stock and 20,868,731 shares of Class B common stock outstanding as of October 27, 2025.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$46,218	$31,851
Marketable securities	4,893	12,325
Accounts receivable, net	3,725	3,567
Other current assets	5,665	9,179
Total current assets	60,501	56,922
Operating lease right-of-use assets	27,337	28,853
Property and equipment, net	67,901	68,480
Goodwill	10,746	10,746
Other assets	5,984	6,224
Total assets	$172,469	$171,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,328	$8,326
Accrued and other current liabilities	26,279	29,856
Seller payable	17,934	15,142
Operating lease liabilities, current	5,123	4,345
Current portion of long-term debt	3,870	3,855
Total current liabilities	65,534	61,524
Operating lease liabilities, non-current	30,058	32,489
Long-term debt, net of current portion	15,247	18,151
Other non-current liabilities	2,558	2,760
Total liabilities	113,397	114,924
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of September 30, 2025 and December 31, 2024; 125,086 and 116,134 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12	11
Additional paid-in capital	629,560	612,148
Accumulated other comprehensive income	—	3
Accumulated deficit	(570,500)	(555,861)
Total stockholders’ equity	59,072	56,301
Total liabilities and stockholders’ equity	$172,469	$171,225
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except per share amounts)
Revenue	$82,161	$61,514	$231,109	$192,764
Cost of revenue	16,949	12,760	47,790	39,739
Gross profit	65,212	48,754	183,319	153,025
Operating expenses:
Operations, product, and technology	38,545	33,296	111,196	105,396
Marketing	16,186	12,912	45,535	37,021
Sales, general, and administrative	14,869	13,010	41,655	43,072
Total operating expenses	69,600	59,218	198,386	185,489
Operating loss	(4,388)	(10,464)	(15,067)	(32,464)
Interest expense	(477)	(629)	(1,487)	(1,958)
Other income, net	583	739	1,969	2,503
Loss before provision (benefit) for income taxes	(4,282)	(10,354)	(14,585)	(31,919)
Provision (benefit) for income taxes	(34)	4	54	21
Loss from continuing operations	(4,248)	(10,358)	(14,639)	(31,940)
Loss from discontinued operations, net of tax	—	(14,413)	—	(23,339)
Net loss	$(4,248)	$(24,771)	$(14,639)	$(55,279)

Weighted-average shares used to compute loss per share, basic and diluted	123,903	112,854	120,318	111,054
Loss from continuing operations per share, basic and diluted	$(0.03)	$(0.09)	$(0.12)	$(0.29)
Loss from discontinued operations per share, basic and diluted	—	(0.13)	—	(0.21)
Loss per share, basic and diluted	$(0.03)	$(0.22)	$(0.12)	$(0.50)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Net loss	$(4,248)	$(24,771)	$(14,639)	$(55,279)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	1,187	—	92
Unrealized gain (loss) on available-for-sale securities	2	13	(3)	11
Total other comprehensive income (loss)	2	1,200	(3)	103
Total comprehensive loss	$(4,246)	$(23,571)	$(14,642)	$(55,176)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2024	116,134	$11	$612,148	$3	$(555,861)	$56,301
Issuance of common stock from exercise of stock options and restricted stock units	2,047	—	344			344
Stock-based compensation			5,594			5,594
Shares withheld for net share settlement	(400)	—	(936)			(936)
Net loss					(5,215)	(5,215)
Other comprehensive loss				(5)		(5)
Balance as of March 31, 2025	117,781	$11	$617,150	$(2)	$(561,076)	$56,083
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	5,570	1	6,853			6,854
Stock-based compensation			4,624			4,624
Shares withheld for net share settlement	(303)	—	(2,178)			(2,178)
Net loss					(5,176)	(5,176)
Balance as of June 30, 2025	123,048	$12	$626,449	$(2)	$(566,252)	$60,207
Issuance of common stock from exercise of stock options and restricted stock units	2,352	—	1,865			1,865
Stock-based compensation			4,642			4,642
Shares withheld for net share settlement	(314)	—	(3,396)			(3,396)
Net loss					(4,248)	(4,248)
Other comprehensive income				2		2
Balance as of September 30, 2025	125,086	$12	$629,560	$—	$(570,500)	$59,072

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
Issuance of common stock from exercise of stock options and restricted stock units	1,694	—	81			81
Stock-based compensation			7,506			7,506
Shares withheld for net share settlement	(261)	—	(550)			(550)
Net loss					(16,554)	(16,554)
Other comprehensive loss				(870)		(870)
Balance as of March 31, 2024	110,217	$11	$592,193	$(3,245)	$(495,429)	$93,530
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,458	—	407			407
Stock-based compensation			7,314			7,314
Shares withheld for net share settlement	(289)	—	(581)			(581)
Net loss					(13,954)	(13,954)
Other comprehensive loss				(227)		(227)
Balance as of June 30, 2024	112,386	$11	$599,333	$(3,472)	$(509,383)	$86,489
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	1,680	—	—			—
Stock-based compensation			6,636			6,636
Shares withheld for net share settlement	(308)	—	(282)			(282)
Net loss					(24,771)	(24,771)
Other comprehensive income				1,200		1,200
Balance as of September 30, 2024	113,758	$11	$605,687	$(2,272)	$(534,154)	$69,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(14,639)	$(31,940)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Stock-based compensation expense	14,459	19,792
Depreciation and amortization	9,473	10,896
Reduction in carrying amount of right-of-use assets	3,429	3,444
Other	(83)	(685)
Changes in operating assets and liabilities:
Accounts receivable, net	(158)	927
Other current and non-current assets	154	3,798
Accounts payable	4,376	4,393
Accrued and other current liabilities	(3,622)	(272)
Seller payable	2,792	(2,025)
Operating lease liabilities	(3,566)	(4,088)
Other non-current liabilities	(500)	—
Net cash provided by continuing operating activities	12,115	4,240
Cash flows from continuing investing activities:
Purchases of marketable securities	(12,961)	(24,673)
Sale and maturities of marketable securities	20,804	21,600
Purchases of property and equipment	(8,745)	(4,121)
Net cash used in continuing investing activities	(902)	(7,194)
Cash flows from continuing financing activities:
Repayment of debt	(3,000)	(3,000)
Proceeds from issuance of stock-based awards	21,767	2,070
Payments of withholding taxes on stock-based awards	(19,215)	(2,995)
Net cash used in continuing financing activities	(448)	(3,925)
Net change in cash, cash equivalents and restricted cash from continuing operations	10,765	(6,879)

Net cash flow used in discontinued operating activities	—	(4,472)
Net cash flow used in discontinued investing activities	—	(1,242)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	(5,714)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	121
Net change in cash, cash equivalents, and restricted cash	10,765	(12,472)
Cash, cash equivalents, and restricted cash, beginning of period	40,488	61,469
Cash, cash equivalents, and restricted cash, end of period	$51,253	$48,997
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
The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated financial statements and the related disclosures. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include, but are not limited to: the useful lives of property and equipment, allowance for sales returns, breakage on gift cards, stock-based compensation, lease liabilities, and goodwill.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2025 and 2024, and the results of operations and cash flows for the interim periods presented.
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
Discontinued Operations
In the fourth quarter of 2024, the Company divested 91% of its European business and Bulgarian subsidiary, Remix Global EAD (“Remix”), meeting the requirements for reporting Remix as a discontinued operation. Accordingly, Remix’s results during 2024 are presented as discontinued operations in the condensed consolidated statements of operations and excluded from continuing operations for the three and nine months ended September 30, 2024. In the condensed consolidated statements of cash flows, cash flows attributable to Remix have been segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the three and nine months ended September 30, 2024. Unless otherwise noted, amounts and disclosures in these notes to condensed consolidated financial statements pertain to the Company’s continuing operations. See Note 12, Discontinued Operations, for further details on the transaction.
Recently Adopted Accounting Pronouncements
There were no accounting pronouncements adopted during the three and nine months ended September 30, 2025.

Accounting Pronouncements Not Yet Effective
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes stage-based criteria and instead requires capitalization once a project is approved and it is probable that the project will be completed, unless significant development uncertainty exists. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. For the Company, the ASU will be effective for the annual period ending December 31, 2028. Early adoption is permitted. The Company is currently evaluating the potential impact on its consolidated financial statement disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. For the Company, the ASU will be effective for the annual period ending December 31, 2026. Early adoption is permitted. The Company is currently evaluating the potential impact of the ASU but does not expect its adoption to have a material impact on its consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. ASU 2024-03 is effective for annual period beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, which will be the annual period ending December 31, 2027 and interim periods within the annual period ending December 31, 2028 for the Company. The Company is currently evaluating the potential impact on its consolidated financial statement disclosures.
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
Effective October 1, 2024, customers were no longer able to earn loyalty points and after March 31, 2025, they could no longer redeem any previously accumulated points. As a result, as of September 30, 2025, the Company did not have a deferred revenue liability related to its customer loyalty program. As of December 31, 2024, the Company had a deferred revenue liability of $1.5 million related to the program, which was included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. The Company recognized $0 and $2.8 million of revenue from loyalty reward redemptions and expirations for the three months ended September 30, 2025 and September 30, 2024, respectively, and $1.5 million and $10.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Gift Cards and Site Credits
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards one year after issuance at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of September 30, 2025 and December 31, 2024, gift card liabilities of $5.1 million and $8.5 million, respectively, were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards was not material for the three and nine months ended September 30, 2025 and 2024.
The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Previously, breakage revenue was estimated when gift card redemption was deemed remote. Beginning in the fourth quarter of 2024, with more historical data available, breakage revenue is estimated based upon historical customer redemption patterns. Breakage revenue primarily relates to gift cards converted from seller payables and site credits. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $2.6 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $6.5 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of September 30, 2025 and December 31, 2024, $4.1 million and $3.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $13.2 million and $10.5 million for the three months ended September 30, 2025 and 2024, respectively, and $37.1 million and $32.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Seller Payable
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers (“seller credits”). These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of September 30, 2025 and December 31, 2024, there was $17.9 million and $15.1 million, respectively, of seller payable within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of seller credits was $8.2 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively, and $21.7 million and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$46,218	$31,851
Restricted cash included in Other current assets	312	3,690
Restricted cash included in Other assets	4,723	4,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$51,253	$40,488
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

Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,025	$—	$5,025
U.S. treasury securities	—	165	165
U.S. government agency bonds	—	1,697	1,697
Commercial paper	—	10,732	10,732
Total cash equivalents	5,025	12,594	17,619
Marketable securities:
Commercial paper	—	795	795
U.S. treasury securities	—	4,098	4,098
Total marketable securities	—	4,893	4,893
Total assets at fair value	$5,025	$17,487	$22,512

	December 31, 2024
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,061	$—	$1,061
Commercial paper	—	7,923	7,923
U.S. treasury securities	—	500	500
Total cash equivalents	1,061	8,423	9,484
Marketable securities:
U.S. treasury securities	—	8,122	8,122
U.S. government agency bonds	—	3,704	3,704
Commercial paper	—	499	499
Total marketable securities	—	12,325	12,325
Total assets at fair value	$1,061	$20,748	$21,809
As of September 30, 2025 and December 31, 2024, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of September 30, 2025, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s commercial paper and U.S. treasury securities were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

As of September 30, 2025 and December 31, 2024, the Company had no assets or liabilities classified within Level 3 of the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2025. As of September 30, 2025, all of the $4.9 million carrying amount of marketable securities had a contractual maturity date of less than one year.
Fair Value Measurements - Nonrecurring Basis
The Company measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying value of the asset or asset group may not be recoverable. Such nonrecurring fair value measurements generally result from impairment charges. The Company did not have any assets resulting in nonrecurring fair value measurements as of September 30, 2025 and December 31, 2024 in the Company’s condensed consolidated balance sheets.
Other Fair Value Disclosures
As of September 30, 2025 and December 31, 2024, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of September 30, 2025 and December 31, 2024.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$82,813	$78,908
Leasehold improvements	24,564	23,901
Internal-use software	12,729	11,681
Computers and software	7,735	7,396
Construction in progress	6,892	5,583
Furniture and fixtures	2,204	2,128
Total property and equipment, at cost	136,937	129,598
Less: accumulated depreciation and amortization	(69,036)	(61,118)
Property and equipment, net	$67,901	$68,480
Depreciation and amortization expense of property and equipment was $3.1 million and $3.5 million for the three months ended September 30, 2025 and 2024, respectively, and $9.5 million and $10.9 million for the nine months ended September 30, 2025 and 2024, respectively.

5. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Gift card and site credit liabilities	$9,204	$12,234
Accrued vendor liabilities	4,408	3,916
Allowance for returns	3,466	3,052
Accrued compensation	3,464	3,438
Accrued taxes	3,185	2,608
Deferred revenue	1,579	3,328
Accrued other	973	1,280
Total	$26,279	$29,856
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements, minimum cash deposits with Western Alliance Bank, performance metrics, and a debt service coverage ratio. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of September 30, 2025, the Company was in compliance with its debt covenants under the Term Loan.
The Term Loan is payable in consecutive monthly installments. Interest is due monthly on amounts outstanding under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.
As of September 30, 2025 and December 31, 2024, the effective interest rate for borrowings under the Term Loan was 9.45% and 9.71%, respectively.
During the nine months ended September 30, 2025 and 2024, the Company did not make any borrowings under the Term Loan and repaid a total of $3.0 million in each of the periods on amounts outstanding under the Term Loan. As of September 30, 2025 and December 31, 2024, the amounts outstanding under the Term Loan were $19.3 million and $22.3 million, respectively.
The Company incurred interest expense related to the Term Loan of $0.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2025 (Remaining three months)	$1,000
2026	4,000
2027	14,333
Total principal payments	19,333
Less: unamortized debt discount	(216)
Less: current portion of long-term debt	(3,870)
Non-current portion of long-term debt	$15,247
7. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	104,217	1,000,000	88,061
Class B common stock	120,000	20,869	120,000	28,073
Total	1,120,000	125,086	1,120,000	116,134
8. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 10, Stock-Based Compensation Plans, to the Consolidated Financial Statements included in the 2024 10-K. During the nine months ended September 30, 2025, the Company granted restricted stock units subject to service conditions.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Operations, product, and technology	$1,982	$3,046	$6,933	$8,380
Marketing	99	112	325	371
Sales, general, and administrative	2,358	3,004	7,201	11,041
Total stock-based compensation expense	$4,439	$6,162	$14,459	$19,792

Stock-based compensation expense capitalized in internal use software was not material for the three and nine months ended September 30, 2025 and 2024.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the nine months ended September 30, 2025:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024	13,742	$2.16	3.61 years	$5,300
Granted	—	$—
Exercised	(3,993)	$2.17
Forfeited or expired	(85)	$2.26
Outstanding as of September 30, 2025	9,664	$2.16	3.53 years	$70,431
Exercisable as of September 30, 2025	9,510	$2.16	3.51 years	$69,289

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of September 30, 2025, the total unrecognized compensation cost related to all nonvested stock options was not material.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the nine months ended September 30, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024	9,288	$2.26
Granted	5,436	$3.24
Vested	(5,716)	$2.57
Forfeited	(228)	$2.38
Outstanding and nonvested as of September 30, 2025	8,780	$2.66
As of September 30, 2025, the total unrecognized compensation cost related to all nonvested RSUs was $21.1 million and the related weighted-average period over which it is expected to be recognized was approximately two years.
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

10. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three and nine months ended September 30, 2025 and 2024 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2025 and 2024, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
11. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2025	September 30, 2024
	(in thousands)
Stock options	9,664	15,980
Restricted stock units	8,780	11,305
Employee stock purchase plan	60	314
Total	18,504	27,599
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
Remix’s financial results during 2024 are presented as loss from discontinued operations, net of tax in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The following table presents the major components of Remix’s financial results for the period presented:

	Three Months Ended	Nine Months Ended
	September 30, 2024
	(in thousands)
Revenue	$11,507	$39,600
Cost of revenue	8,281	29,199
Operating expenses	17,630	33,810
Other income (expense), net	(9)	70
Loss from discontinued operations	$(14,413)	$(23,339)

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

Recent Business Developments

Discontinued Operations
On November 30, 2024, we divested 91% of our European business and Bulgarian subsidiary, Remix, which qualified for reporting as a discontinued operation. As a result, Remix’s results during 2024 are presented as a single line item, loss from discontinued operations, net of tax in the condensed consolidated statements of operations and excluded from continuing operations for the three and nine months ended September 30, 2024. In the condensed consolidated statements of cash flows, cash flows attributable to Remix have been segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the nine months ended September 30, 2024. Accordingly, any discussion of historical information in the following sections reflects Remix’s results as a discontinued operation, and amounts, including key operating metrics, and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted.
Tax Reform
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA) which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA are not expected to have a material impact on the Company’s financial statements of operations.

Overview of Third Quarter Results
Revenue: Revenue totaled $82.2 million for the third quarter of 2025, compared to $61.5 million for the third quarter of 2024, representing an increase of 33.6% year over year.
Gross Profit and Margin: Gross profit totaled $65.2 million for the third quarter of 2025, compared to $48.8 million for the third quarter of 2024, representing an increase of 33.8% year over year. Gross margin was 79.4%, an increase of 10 basis points from 79.3% in the comparable quarter last year.
Loss from continuing operations: Loss from continuing operations was $4.2 million, or a negative 5.2% of revenue, for the third quarter of 2025, compared to $10.4 million, or a negative 16.8% of revenue, for the third quarter of 2024, representing a decrease of 59.0% year over year .
Non-GAAP Adjusted EBITDA from continuing operations(1): Non-GAAP Adjusted EBITDA from continuing operations was $3.8 million, or 4.6% of revenue, for the third quarter of 2025, compared to $0.3 million, or 0.5% of revenue, for the third quarter of 2024, representing an increase of 1101.3% year over year.
Active Buyers and Orders: Active Buyers totaled 1.568 million and Orders totaled 1.608 million, in the third quarter of 2025, compared to 1.248 million and 1.172 million, respectively, in the third quarter of 2024, representing increases of 25.6% and 37.2%, respectively, year over year.
Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30, 2025	September 30, 2024	Change		September 30, 2025	September 30, 2024	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,568	1,248	25.6%		1,568	1,248	25.6%
Orders	1,608	1,172	37.2%		4,514	3,624	24.6%
Revenue	$82,161	$61,514	33.6%		$231,109	$192,764	19.9%
Gross profit	$65,212	$48,754	33.8%		$183,319	$153,025	19.8%
Gross margin	79.4%	79.3%	10	bps	79.3%	79.4%	(10)	bps
Loss from continuing operations	$(4,248)	$(10,358)	(59.0)%		$(14,639)	$(31,940)	(54.2)%
Loss from continuing operations margin	(5.2)%	(16.8)%	1,160	bps	(6.3)%	(16.6)%	1,030	bps
Non-GAAP Adjusted EBITDA from continuing operations(1)	$3,772	$314	1101.3%		$10,597	$3,690	187.2%
Non-GAAP Adjusted EBITDA from continuing operations margin(1)	4.6%	0.5%	410	bps	4.6%	1.9%	270	bps

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
Non-GAAP Financial Measures from Continuing Operations
Non-GAAP Adjusted EBITDA from Continuing Operations and Non-GAAP Adjusted EBITDA from Continuing Operations Margin
Non-GAAP Adjusted EBITDA from continuing operations means loss from continuing operations adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, interest expense, provision (benefit) for income taxes, severance and other reorganization costs, and gain on sale of non-marketable equity investment. Non-GAAP Adjusted EBITDA from continuing operations margin represents Non-GAAP Adjusted EBITDA from continuing operations divided by Revenue. We use these non-GAAP measures to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe these non-GAAP measures, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of loss from continuing operations to Non-GAAP Adjusted EBITDA from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Loss from continuing operations	$(4,248)	$(10,358)	$(14,639)	$(31,940)
Stock-based compensation expense	4,439	6,162	14,459	19,792
Depreciation and amortization	3,138	3,526	9,473	10,896
Interest expense	477	629	1,487	1,958
Provision (benefit) for income taxes	(34)	4	54	21
Severance and other reorganization costs	—	351	(3)	2,963
Gain on sale of non-marketable equity investment	—	—	(234)	—
Non-GAAP Adjusted EBITDA from continuing operations	$3,772	$314	$10,597	$3,690
Revenue	$82,161	$61,514	$231,109	$192,764
Non-GAAP Adjusted EBITDA from continuing operations margin	4.6%	0.5%	4.6%	1.9%

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Beginning in the first quarter of 2025, we combined consignment revenue and product revenue into a single line item, revenue, on the condensed consolidated statements of operations and similarly combined related cost of revenue line items. With our transition to a primarily consignment model, product revenue is no longer material. Prior period amounts have been reclassified to conform to the current period’s presentation.
Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Revenue	$82,161	$61,514	$20,647	33.6%	$231,109	$192,764	$38,345	19.9%
Revenue increased $20.6 million, or 33.6%, for the three months ended September 30, 2025 as compared to the same period in 2024. The growth in revenue was mainly driven by a 37.2% increase in Orders, supported by higher engagement from new buyers acquired during the third quarter and repeat purchases from customers acquired earlier in the year, partially offset by a 4.2% decrease in the average order value, primarily due to a higher mix of orders from new buyers, who tend to place smaller orders. These trends reflect the continued strength in our core marketplace business and our ongoing focus on driving platform growth.
Revenue increased $38.3 million, or 19.9%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The growth in revenue was mainly driven by an 24.6% increase in Orders, supported by higher engagement from new buyers acquired during the third quarter and repeat purchases from customers acquired earlier in the year, partially offset by a 0.9% decrease in the average order value, primarily due to a higher mix of orders from new buyers, who tend to place smaller orders. These trends reflect the continued strength in our core marketplace business and our ongoing focus on driving platform growth.
Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Cost of revenue	$16,949	$12,760	$4,189	32.8%	$47,790	$39,739	$8,051	20.3%
Gross profit	$65,212	$48,754	$16,458	33.8%	$183,319	$153,025	$30,294	19.8%
Gross margin	79.4%	79.3%			79.3%	79.4%
Gross margin was 79.4% for the three months ended September 30, 2025, compared to 79.3% in the same period in 2024, a slight increase of 10 basis points. Gross margin was 79.3% for the nine months ended September 30, 2025, compared to 79.4% in the same period in 2024, a slight decline of 10 basis points. Overall, gross margin remained relatively stable across both periods.

Operations, Product, and Technology

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$38,545	$33,296	$5,249	15.8%	$111,196	$105,396	$5,800	5.5%
Operations, product, and technology as a percentage of revenue	46.9%	54.1%			48.1%	54.7%
Operations, product, and technology expenses increased $5.2 million, or 15.8%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $3.0 million increase in personnel-related costs, primarily driven by distribution center-related labor costs to support greater supply availability for customers, a $1.2 million increase in inbound shipping costs, primarily driven by higher supply volume, and a $1.0 million increase in facilities, technology and other distribution center-related costs. The decrease in operations, product, and technology expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue.
Operations, product, and technology expenses increased $5.8 million, or 5.5%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $5.6 million increase in personnel-related costs, primarily driven by distribution center-related labor costs to support greater supply availability for customers, and a $0.2 million increase in facilities, technology and other distribution center-related costs. The decrease in operations, product, and technology expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue.
Marketing

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Marketing	$16,186	$12,912	$3,274	25.4%	$45,535	$37,021	$8,514	23.0%
Marketing as a percentage of revenue	19.7%	21.0%			19.7%	19.2%
Marketing expenses increased $3.3 million, or 25.4%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $3.4 million increase in advertising costs related to our marketing initiatives aimed at driving customer engagement and platform growth. The decrease in marketing expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue.
Marketing expenses increased $8.5 million, or 23.0%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $7.7 million increase in advertising costs and a $1.4 million increase in professional services, both related to our marketing initiatives aimed at driving customer engagement and platform growth. This increase was partially offset by a $0.5 million decrease in personnel-related costs, primarily due to severance costs incurred in the prior year related to our March 2024 workforce reorganization. The marketing expenses as a percentage of revenue remained relatively consistent across the periods.

Sales, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$14,869	$13,010	$1,859	14.3%	$41,655	$43,072	$(1,417)	(3.3)%
Sales, general, and administrative as a percentage of revenue	18.1%	21.1%			18.0%	22.3%
Sales, general, and administrative expenses increased $1.9 million, or 14.3%, for the three months ended September 30, 2025 as compared to the same period in 2024. The increase was primarily due to a $0.8 increase in payment processing fees associated with increased order volume, and a $0.8 million increase in personnel-related costs, mainly driven by higher headcount and executive bonus program. The decrease in sales, general, and administrative expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue.
Sales, general, and administrative expenses decreased $1.4 million, or 3.3%, for the nine months ended September 30, 2025 as compared to the same period in 2024. The decrease was primarily due to a $4.3 million decrease in personnel-related costs, mainly attributable to lower stock-based compensation expense and severance costs incurred in the prior year related to our March 2024 workforce reorganization. This decrease was partially offset by a $1.3 million increase in payment processing fees and a $1.2 million increase in customer appeasement costs, both largely driven by higher order volume during the period. The decrease in sales, general, and administrative expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue and lower overall costs.
Interest Expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Interest expense	$(477)	$(629)	$152	(24.2)%	$(1,487)	$(1,958)	$471	(24.1)%
Interest expense decreased $0.2 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to a lower interest rate environment and reduced outstanding debt balances.
Interest expense decreased $0.5 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to a lower interest rate environment and reduced outstanding debt balances.
Other Income, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Other income, net	$583	$739	$(156)	(21.1)%	$1,969	$2,503	$(534)	(21.3)%
Other income, net decreased $0.2 million for the three months ended September 30, 2025 as compared to the same period in 2024, primarily due to lower interest income resulting from both a decline in interest rates and a reduced average balance of cash and cash equivalents and marketable securities.

Other income, net decreased $0.5 million for the nine months ended September 30, 2025 as compared to the same period in 2024, primarily due to lower interest income resulting from both a decline in interest rates and a reduced average balance of cash and cash equivalents and marketable securities.
Liquidity and Capital Resources
We generated positive cash flows from continuing operations of $12.1 million for the nine months ended September 30, 2025. We have primarily financed our operations through private and public sales of equity securities and a term loan facility (“Term Loan”). As of September 30, 2025, we had cash, cash equivalents, restricted cash and short-term marketable securities of $56.1 million. Additionally, we have a Term Loan under which $22.5 million remained available to be drawn as of September 30, 2025 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 6, Long-Term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
We expect operating losses to continue in 2025 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary uses of cash include seller payouts, operating costs such as distribution network spend, product and technology, marketing, personnel-related expenses, and other expenditures necessary to support our operations and our growth, as well as repayments on our Term Loan. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months and beyond to meet our short and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	Amount	%
	(in thousands, except percentages)
Net cash provided by (used in):
Continuing operating activities	$12,115	$4,240	$7,875	185.7%
Continuing investing activities	(902)	(7,194)	6,292	(87.5)%
Continuing financing activities	(448)	(3,925)	3,477	(88.6)%
Net change in cash, cash equivalents and restricted cash from continuing operations	$10,765	$(6,879)	$17,644	(256.5)%

Changes in Cash Flows from Continuing Operating Activities
Net cash provided by continuing operating activities was $12.1 million during the nine months ended September 30, 2025, compared to $4.2 million for the same period in 2024. The $7.9 million increase in continuing operating cash inflows was primarily due to a $17.3 million decrease in our loss from continuing operations, partially offset by a $6.2 million decrease in non-cash charges and a $3.3 million net use of cash from changes in operating assets and liabilities. The decrease in non-cash charges was primarily related to a $5.3 million reduction in stock-based compensation expense as a result of the March 2024 workforce reorganization, and a $1.4 million decrease in depreciation expense due to the accelerated depreciation recorded in the fourth quarter of 2024 for warehouse equipment we no longer plan to use. The $3.3 million net decrease in operating assets and liabilities was primarily attributable to cash outflows of $3.9 million from accounts payable, accrued and other liabilities, primarily reflecting the timing of vendor payments and executive bonus program for 2025; $3.6 million from other assets, primarily related to lower sales of owned inventory and the timing of payments and receipts related to prepaid expenses and other receivables; and $1.1 million from accounts receivable, reflecting the timing of cash receipts and higher sales volume near the end of the quarter. These were partially offset by cash inflows of $4.8 million from seller payable, primarily reflecting an increase in seller credit issuance.
Changes in Cash Flows from Continuing Investing Activities
Net cash used in continuing investing activities for the nine months ended September 30, 2025 was $0.9 million as compared to $7.2 million for the same period in 2024. The $6.3 million increase in cash inflows was primarily due to a $11.7 million decrease in purchases of marketable securities, partially offset by a $4.6 million increase in purchases of property and equipment and a $0.8 million decrease in sale and maturities of marketable securities.
Changes in Cash Flows from Continuing Financing Activities
Net cash used in continuing financing activities for the nine months ended September 30, 2025 was $0.4 million as compared to $3.9 million for the same period in 2024. The $3.5 million increase in cash inflows was primarily due to a $19.7 million increase in proceeds from issuance of stock-based awards, driven by a higher stock price, partially offset by a $16.2 million increase in payroll taxes paid on stock-based award activity.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of September 30, 2025, we had non-restricted cash and cash equivalents of $46.2 million and marketable securities of $4.9 million, consisting primarily of money market funds, commercial paper, U.S. government agency bonds, and U.S. treasury securities, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.
Inflation Risk
As of September 30, 2025, inflation remains elevated relative to historical norms in the U.S. where we conduct our business, resulting in higher costs in areas such as fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, which could slow revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2025. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6.    Exhibits
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	3.1	8/5/2024
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023	8-K	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant	S-1	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders	S-1	4.2	3/3/2021
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 3, 2025