Form 10-K
period 2025-12-31
ThredUp Inc.
filed 2026-03-02
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $657.9 million based upon the last reported sales price for such date on the Nasdaq Global Select Market.
There were 106,368,141 shares of Class A common stock and 20,668,731 shares of Class B common stock outstanding as of February 23, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are statements that involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” “possible” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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

PART I
Item 1.    Business
ThredUp operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire the world to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to GlobalData's assessment of the secondhand market in January 2025.
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers in the United States (“U.S.”) to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers love shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Bag, fill and return it to us using our prepaid label. We take it from there and do the work to make those accepted items available for resale. In addition to our core marketplace, some of the world’s leading brands and retailers are already taking advantage of our Resale-as-a-Service (“RaaS”) offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and supplements our overall supply strategy.
We have built a differentiated and defensible operating platform to enable resale at scale, combining:
•Distributed Processing Infrastructure. Our infrastructure is purpose-built for “single SKU” logistics, meaning that the vast majority of items processed are unique, came from or belong to an individual seller and is individually tracked using its own stock keeping unit (“SKU”). As of December 31, 2025, we operated distribution centers that could collectively hold more than7.5 million items. Our operations are highly scalable, and we have the ability to process more than 100,000 unique SKUs per day across our existing distribution center footprint. We drive continuous operational efficiency through proprietary technology and ongoing automation of our infrastructure. Our existing distribution centers are located in Arizona, Georgia, Pennsylvania, and Texas. By locating our facilities in strategic locations across the country, we can be closer to our buyers and sellers, which allows us to reduce shipping times in transit, and lower our inbound and outbound shipping costs. In addition, our facilities are located in geographic locations with access to a large, qualified talent pools.
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
We generate revenue primarily from items that are sold to buyers on our website and mobile app, as well as bag fees charged to sellers for processing Clean Out Bags. Our revenue is primarily derived from consignment sales, which are recognized net of seller payouts, discounts, incentives and returns. Cost of revenue primarily includes outbound shipping, outbound labor and packaging costs.

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
Competition
Although we have built a scaled and highly differentiated platform and managed marketplace, we face intense competition. Our competitors include other apparel retailers, particularly retailers at an off-price or fast-fashion price point, vendors of new and secondhand items, including branded goods stores, local, national and global department stores, traditional brick-and-mortar consignment and thrift stores, specialty retailers, direct-to-consumer retailers, discount chains, independent retail stores, the online offerings of these traditional retail competitors, resale players focused on niche or single categories, as well as technology-enabled marketplaces that may offer the same or similar goods and services that we offer. Competitors offering the same or similar goods or services include:
•secondhand marketplaces, such as eBay, Goodwill, Mercari, Poshmark, The RealReal, Vinted and Vestiaire Collective;
•large online and discount retailers, such as Amazon.com, Inc., Target Corporation, and Walmart Inc.;
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

Regulation
We are subject to a variety of United States federal and state laws as well as international laws that affect companies conducting business on the Internet and in the retail industry, many of which are still evolving and could be interpreted in ways that could harm our business. These laws and regulations include laws governing the processing of payments, consumer protection, privacy and other laws regarding unfair and deceptive trade practices. These laws and regulations could make internet advertising more expensive, require burdensome disclosure to consumers or visitors to our website and restrict our ability to use consumer information to improve targeted advertisements. Further, these laws and regulations are often complex, sometimes contradict other laws, and are frequently still evolving. Laws and regulations may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business.
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
Apparel, shoes and accessories sold by us are also subject to regulation in the United States by governmental agencies, including the Federal Trade Commission and the Consumer Products Safety Commission. These regulations relate principally to product labeling, licensing requirements, flammability testing and product safety. We are also subject to environmental laws, rules and regulations. Similarly, apparel, shoes and accessories sold by us are also subject to import regulations in the United States concerning the use of wildlife products for commercial and non-commercial trade, including the United States Fish and Wildlife Service. We do not estimate any significant capital expenditures for environmental control matters either in 2026 or in the near future.
Human Capital Resources
As of December 31, 2025, we had 2,132 employees and professional contractors, including 1,817 distribution center employees. To our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good. We supplement our workforce with contractors and consultants in the United States and internationally, including Ukrainian engineering specialists. These Ukrainian IT specialists, who provide services on our behalf, are registered as “private entrepreneurs” with the tax authorities of Ukraine and operate as independent contractors. While we do not anticipate a reduction in force due to conflict in Ukraine, we anticipate that at least some of our Ukrainian IT specialists may be unable to work while the military conflict is unresolved.
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
All full-time United States based employees are eligible to participate in our employee stock purchase plan and 401k plan. In addition, full-time United States-based exempt employees are eligible for an eight weeks paid sabbatical after three years of service .

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
Our business and results of operations are subject to global economic and political conditions and their impact on consumer discretionary spending, particularly in the retail market. Some of the factors that may negatively influence consumer spending on retail items include economic downturns, high levels of unemployment, high consumer debt levels, reductions in net worth, declines in asset values, home foreclosures and reductions in home values, higher interest rates, limited credit availability, inflation, resumption of federal student loan payments, higher fuel and other energy costs, increased costs of logistics, higher commodity prices and general uncertainty regarding the overall future political and economic environment. Economic conditions in particular regions may also be affected by natural disasters, such as earthquakes, extreme weather events and wildfires; unforeseen public health crises, such as pandemics and epidemics; political crises, such as a government shutdown, terrorist attacks, war and other incidents of political instability, such as Russia’s invasion of Ukraine, the Israel-Hamas war, the recent military actions in Iran by the U.S. and Israel and other conflicts in the Middle East, and the risk of increased tensions between China and Taiwan, or other catastrophic events, whether occurring in the United States or internationally. Ongoing geopolitical instability and military conflicts in major oil-producing regions could further disrupt energy supplies and lead to significant increases in oil prices. Such energy price spikes may contribute to broader inflationary pressures and a reduction in consumer purchasing power. If our buyers face significantly higher costs for fuel and other essentials, they may decrease their discretionary spending on our marketplaces, which would harm our business and results of operations.
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
Our revenue from continuing operations was $310.8 million and $260.0 million for the years ended December 31, 2025 and 2024, respectively, representing an annual growth of 19.5%. In future periods, we may not be able to sustain or increase revenue growth rates consistent with recent history, or at all. We believe our success and revenue growth depends on a number of factors, including, but not limited to, our ability to:
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
•process Clean Out Bags from sellers on a timely basis;
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
•adapt to changing conditions in our industry; and
•comply with regulations applicable to our business.
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

We experienced losses from continuing operations of $20.2 million and $40.0 million in the years ended December 31, 2025 and 2024, respectively. We expect to continue to incur losses from continuing operations and we may not achieve or maintain profitability in the future. We believe there is a significant market opportunity for our business, and we intend to invest aggressively to capitalize on this opportunity. Because the market for secondhand items is evolving, particularly the online resale of secondhand items, it is difficult for us to predict our future results of operations or the limits of our market opportunity. We expect our operating expenses to significantly increase as we expand our operations and infrastructure, make significant investments in our marketing initiatives, develop and introduce new technologies and automation and hire additional personnel. Additionally, during periods of increased investment in growth, we expect our operating expenses related to inbound processing, operations and technology could increase as a percentage of revenue. These efforts may be more costly than we expect and may not result in revenue growth or increased efficiency. In addition, as we grow and comply with rules and regulations of being a public company, we will incur significant legal, accounting and other expenses. If our revenue does not increase to offset these expected increases in our operating expenses, we will not be profitable in future periods. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, results of operations and financial condition could be adversely affected. We cannot assure you that we will ever achieve or sustain profitability and may continue to incur significant losses going forward. Any failure by us to achieve or sustain profitability on a consistent basis could cause the market price of our Class A common stock to decline.
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
•fluctuations in the levels or quality of secondhand items on our marketplaces;
•fluctuations in capacity as we expand our operations;
•our success in engaging existing buyers and sellers and cost effectively attracting new buyers and sellers;
•our ability to meet the expectations of sellers that we will process their Clean Out Bags in a timely manner;
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
We have invested and expect to continue to invest significant time and resources into our RaaS offerings and our RaaS clients include national retail stores, premium fashion brands, fashion-focused e-commerce sites and marketplaces for the buying and selling of secondhand items. We maintain a robust and varied set of RaaS offerings including provision of our Clean Out Bags at our RaaS clients’ retail stores, our cash out marketplace offering, white-label resale shops, the resale of worn retail items provided to us by our RaaS clients and cross-listing our products on our RaaS clients’ websites. To grow our business and build out our marketplaces, we anticipate that we will continue to depend on relationships with third parties. Identifying RaaS clients, and negotiating, documenting and maintaining relationships with them, requires significant time and resources. Further, our competitors may be effective in providing incentives to third parties to favor their offerings over our marketplaces, mobile application or in-store offerings.
There is significant uncertainty around whether our RaaS offerings will result in an increased number of new and repeat buyers, an increased number of new and repeat sellers selling high-quality secondhand items, and increased awareness of our brand. Further, if the retail industry suffers in general, there may be fewer customers visiting our RaaS clients’ retail stores, our RaaS clients may discontinue their white-label resale shops in an effort to cut back newer partnerships, and therefore our kit distribution offering for gift cards to our clients’ stores could be less desirable. Additionally, our RaaS clients could go out of business or declare bankruptcy. If our RaaS offerings do not result in us acquiring a high-quality supply of secondhand items from our RaaS clients and/or their customers, who become our sellers, and reaching additional buyers, our business, results of operations and financial condition could be harmed.
We may not be able to continue to improve our distribution center operations, attract and retain personnel to efficiently and effectively manage the operations required to process, itemize, list, sell, pack and ship secondhand and resale items or identify and lease distribution centers in geographic regions that enable us to effectively scale our operations.
We lease facilities to store and accommodate the logistics infrastructure required to process, itemize, list, sell, pack and ship the secondhand and resale items we sell through our marketplaces and related channels of distribution, including our RaaS offerings. To grow our business, we must continue to improve our distribution center operations, proprietary software and systems, and personnel in the geographic regions that have the resources necessary to effectively operate our business. The operation of our business is complex and requires the coordination of multiple functions that are highly dependent on numerous employees and personnel. Each item that we offer through our marketplaces is unique and requires multiple touch points, including inspection, evaluation, photography, pricing, application of a unique SKU, and fulfillment. This process is complex and we have in the past, and may continue to have more Clean Out Bags from sellers than we can timely process. Further, the market for employees is competitive and is highly dependent on geographic location. We have and could in the future be required to raise wages or introduce other compensation incentives to remain competitive, possibly without increasing productivity or sales, for example due to inflation, any of which could increase our costs and harm our results of operations. If we fail to effectively locate, hire and retain such personnel, our operations could be negatively impacted, which could harm our business, results of operations and financial condition.

Further, the success of our business depends on our ability to maintain our current distribution centers and, in the future, secure additional distribution centers that meet our business needs and are also in geographic locations with access to a large, qualified talent pool. We have processing and distribution centers across four strategic locations in the United States (“U.S.”): Arizona, Georgia, Pennsylvania and Texas. Space in well-positioned geographic locations has in the past, and may in the future be scarce, and where it is available, the lease terms offered by landlords are increasingly competitive, particularly in geographic locations with access to the large, qualified talent pools required for us to run our logistics infrastructure. Incentives currently offered by local, state and federal entities to offset operating expenses may be reduced or become unavailable. Companies who have more financial resources and negotiating leverage than us may be more attractive tenants and, as a result, may outbid us for the facilities we seek. Due to the competitive nature of the real estate market in the locations where we currently operate, we may be unable to renew our existing leases or renew them on satisfactory terms. Failure to identify and secure adequate new distribution centers in optimal geographic locations in the future or maintain our current distribution centers could harm our business, results of operations and financial condition.
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
We currently rely on both national and regional vendors for our shipping of purchases to buyers, the shipping of supplied secondhand items by sellers and the shipping of items between our distribution centers to consolidate orders. If we are not able to negotiate acceptable pricing and other terms with these vendors or they experience performance problems or other difficulties, it could negatively impact our business and results of operations and negatively affect the experiences of our buyers and sellers, which could affect the degree to which they continue to buy and supply secondhand items on our marketplaces. For instance, our shipping arrangements with our vendors typically include volume based pricing incentives and discounts. If we fall below the volume threshold under our arrangements, then our shipping costs will increase. In addition, our ability to receive inbound secondhand items efficiently and ship secondhand items to buyers may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, or acts of war or terrorism. Disruption to delivery services due to inclement weather could result in delays that could adversely affect our reputation, business and results of operations. If our secondhand items are not delivered in a timely fashion or are damaged or lost during the supply or the delivery process, our buyers or sellers could become dissatisfied and cease using our marketplaces, which could adversely affect our business and results of operations. Furthermore, the current volatility in the global oil markets has resulted in higher fuel prices, which many shipping companies have passed on to their customers by way of increased fuel surcharges. Recent military operations by the U.S. and Israel in Iran could lead to even more significant spikes in global energy prices. We have recently experienced increased shipping costs as a result, and these costs may continue to increase in the future. Partly as a result of rising costs, we have in the past, and may in the future announce price increases in standard shipping fees for our customers. In the future, however, we may not be able to pass such increases on to our customers.
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

For buyers, maintaining our brand and reputation requires that we foster trust through timely and reliable fulfillment of orders, responsive and effective customer service, a broad supply of desirable brands and secondhand items and an exciting and user-friendly interface on our marketplaces and through our RaaS relationships. For sellers, maintaining our brand and reputation requires that we balance desirable supply for our buyers with a convenient seller service that is consistent and timely. It also requires that we foster trust through consistent and transparent acceptance, payout and return processes and policies for secondhand items supplied to us, payouts that our sellers perceive to be adequate compensation for their items and responsive and effective customer service. For example, in 2022, we implemented a fee for sellers to order a Clean Out Bag and made changes to our return policy, which have led and could potentially in the future lead to an increase in customer service requests from both our buyers and our sellers. If we fail to provide buyers or sellers with the service and experience they expect, or we experience buyer or seller dissatisfaction or negative publicity about our marketplace services, merchandise, delivery times or customer support, whether justified or not, the value of our brand and reputation could be harmed, which could harm our business and future growth. Further, any unanticipated increase in customer service inquiries from our customers has in the past, and may in the future, result in a slower response time from our customer service team and lead to an increase in customer complaints. For example, disruption to processing of Clean Out Bags and distribution caused by a backlog of Clean Out Bags has led and could potentially lead to additional delays in our ability to process secondhand items sellers send in for resale, resulting in delays in sellers receiving payouts and less refreshing of our supply on our marketplaces, and could harm our brand and reputation. Our reputation or brand image could be adversely impacted by any failure to maintain satisfactory practices for all our operations and activities, including greenwashing concerns regarding our advertising campaigns and marketing programs related to our sustainability initiatives.
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
We may not be able to find desirable acquisition targets or we may not be successful in entering into an agreement with any one target. Acquisitions could also result in significant payments of cash by us, dilutive issuances of equity or equity-linked securities or the incurrence of debt, each of which could adversely affect our financial condition and the market price of our Class A common stock. In addition, the incurrence of debt would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In addition, if an acquired business fails to meet our expectations, our business, results of operations and financial condition may suffer.

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
Our success may depend on our ability to accurately and cost-effectively determine whether a secondhand item offered for resale is an authentic product. From time to time we receive secondhand items through our sellers which may be counterfeit or which we are otherwise unable to authenticate. While we have invested in our authentication processes and we reject any items we cannot authenticate, we cannot be certain that we will identify every counterfeit item that is supplied to us. As the sophistication of counterfeiters increases, it may be increasingly difficult to authenticate products and/or identify counterfeit products. While we refund the cost of an item to a buyer if the buyer questions its authenticity and returns the item, the resale of any counterfeit items may nonetheless damage our reputation as a trusted marketplace for secondhand items, which may impact our ability to attract and maintain repeat buyers and sellers. We have been in the past and may in the future be subject to allegations that an item we sold is not authentic despite our efforts to inspect such item and/or our general authentication practices. Such controversy could negatively impact our reputation and brand and harm our business and results of operations.
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
We are subject to and may become a party to various other litigation, claims, investigations, audits, enforcement actions, arbitrations, or other legal proceedings that arise from time to time in the ordinary course of our business. Adverse judgments or settlements in some or all of these legal disputes may result in significant monetary damages, penalties or injunctive relief against us. Any claims or litigation could be costly to defend, and even if we are successful or fully indemnified or insured, they could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future, and responding to any action may result in a significant diversion of management's attention and resources. Litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. For a description of our current legal proceedings, see "Item 3. Legal Proceedings" along with Note 10, Commitments and Contingencies of the notes to the consolidated financial statements contained within this Annual Report on Form 10-K.
In addition, our business and financial condition could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our business particularly following the change in Presidential administration, including those relating to the internet and e-commerce, such as geo-blocking and other geographically based restrictions, internet advertising and price display, consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, tax, banking, data security, network and information systems security, data protection, privacy, AI and ML, and escheatment and unclaimed property. As a result, regulatory authorities could prevent or temporarily suspend us from conducting some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our marketplaces, limit marketing methods and capabilities, affect our growth, increase costs or subject us to additional liabilities. In addition, we would be subject to additional regulation in connection with any future international expansion.
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
We have recorded impairment charges, and may in the future be required to record additional impairment charges, to operations in our financial statements should we determine that our goodwill and other long-lived assets are impaired. Such charges might have a significant impact on our reported financial condition and results of operations. In the fourth quarter of 2025, the Company recorded an impairment charge of $1.1 million related to a warehouse lease asset group, including an ROU asset and related leasehold improvements, due to changes in circumstances that indicated the assets were no longer recoverable. The impairment charge was recorded within operations, product and technology in the Company’s consolidated statements of operations for the year ended December 31, 2025.
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
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. Key tax provisions include the restoration of 100% bonus depreciation for certain qualified property, immediate expensing for domestic research and experimental expenditures and modifications to international tax provisions. Enactments of tax laws could harm our business operations, and our business, results of operations and financial condition. Further, application of income and tax laws is subject to interpretation and existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Although we believe our tax methodologies are compliant, a taxing authority’s final determination in the event of a tax audit could materially differ from our past or current methods for determining and complying with our tax obligations, including the calculation of our tax provisions and accruals. These events could require us to pay additional tax amounts on a prospective or retroactive basis, as well as require us to pay fines and/or penalties and interest for past amounts deemed to be due. If we raise our prices to offset the costs of these changes, existing and potential buyers and sellers may elect not to use our marketplaces in the future. Additionally, new, changed, modified or newly interpreted or applied tax laws could increase our compliance, operating and other costs. Further, these events could decrease the capital we have available to operate our business. Any or all of these events could harm our business, results of operations and financial condition.
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
We have incurred substantial net operating losses (“NOLs”) and generated certain tax credits since inception, which may be used in the future to offset future tax liabilities. The utilization of NOLs and tax credits may be subject to limitations or expire if not utilized before their expiration period. Under the rules of Section 382 and Section 383 of the Internal Revenue Code of 1986, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its NOLs to offset its post-change taxable income or taxes may be limited. The applicable rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company, as well as changes in ownership arising from new issuances of stock by a company. While the Company has experienced an ownership change since its inception, an immaterial amount of NOLs has been limited as of December 31, 2025. Under the Tax Cuts and Jobs Act, the amount of post 2017 NOLs that we are permitted to utilize in any future taxable year is limited to 80% of our taxable income in such year for taxable years beginning after December 31, 2020 and such NOLs may be carried forward indefinitely. Our NOLs may also be subject to limitations under state law.
We are an emerging growth company and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” In particular, while we are an “emerging growth company,” we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act; we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and we will not be required to hold non-binding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved.
Additionally, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.
We will be an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of ThredUp’s initial public offering (March 2026), though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1,235,000 thousand in annual revenue in any fiscal year, (ii) the market value of our shares of common stock that is held by non-affiliates exceeds $700,000 thousand as of any June 30 or (iii) we issue more than $1,000,000 thousand of non-convertible debt over a three-year period. As the fifth anniversary of the closing date of ThredUp’s initial public offering occurs in 2026, we will no longer be an “emerging growth company” starting with our Annual Report on Form 10-K for the year ending December 31, 2026, and as a result, will no longer be able to take advantage of the exemptions listed above.
The exact implications of the JOBS Act are subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. Additionally, investors may find our Class A Common Stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may decline or become more volatile.
We are no longer a “smaller reporting company” within the meaning of the Securities Act and as a result we are or will be subject to certain enhanced disclosure requirements which will require us to incur significant expenses and expend time and resources.

We are no longer a “smaller reporting company,” as of January 1, 2026 and, as a result, we are or will be required to comply with various disclosure and compliance requirements that did not previously apply to us, such as the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (once any applicable exemptions, including those related to emerging growth company status, no longer apply), the requirement that we hold a nonbinding advisory vote on executive compensation and, in connection with certain merger or similar transactions, to obtain stockholder approval of any golden parachute payments not previously approved, the requirement to provide full and more detailed executive compensation disclosure and shorter filing deadlines for our periodic and annual reports. Compliance with these additional requirements increases our legal and financial compliance costs and causes management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements.
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
We are party to an amended and restated loan and security agreement with Western Alliance Bank, which was amended on January 30, 2026, which contains a number of covenants that restrict our and our subsidiaries’ ability to, among other things, incur additional indebtedness, materially change our business, convey, sell, lease, transfer or dispose of the business or our property, except under certain circumstances, merge or consolidate with other companies or acquire other companies, create or incur liens, pay any dividends on our Class A common stock, make certain investments and engage in certain other activities. We are also required to maintain financial covenants, including minimum cash and liquidity requirements. The terms of our loan and security agreement may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute business strategies in the means or manner desired. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, invest in our growth strategy and compete against companies who are not subject to such restrictions.

While we were in compliance with our debt covenants as of December 31, 2025, we may not be able to maintain compliance with the covenants in the future. A failure by us to comply with the covenants or payment requirements specified in the loan and security agreement could result in an event of default under the agreement, which would give the lender the right to terminate its commitments to provide loans under our loan and security agreement and to declare any and all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lender would have the right to proceed against the collateral in which we granted a security interest to them, which consists of substantially all our assets. If the debt under our loan and security agreement were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could adversely affect our cash flows, business, results of operations and financial condition. Further, the terms of any new or additional financing may be on terms that are more restrictive or on terms that are less desirable to us.
Volatility in interest rates and in the capital markets may increase our borrowing costs and affect our ability to raise additional funds.
We have relied in part on borrowed funds to meet our liquidity needs and fund our operations and may continue to do so in the future.
As of December 31, 2025, we had the ability to incur up to $48.8 million in indebtedness under our loan and security agreement, as amended, with a maturity date of July 14, 2027 and as of December 31, 2025 had incurred $18.3 million of indebtedness pursuant to this agreement. The indebtedness generally bore interest at the prime rate published in the Wall Street Journal plus a margin of 1.25% with a floor of 4.75% per annum; the applicable interest rate as of December 31, 2025 was 8.00% per annum.
Subsequent to year-end, on January 30, 2026, we entered into Amendment No. 2 of our loan and security agreement (the “Amendment”) that materially revised our debt obligations. Under the terms of the Amendment, our ability to incur indebtedness under the undrawn committed term loan facility was reduced from $22.5 million to $10.0 million. Additionally, the Amendment transitioned the reference interest rate for any outstanding principal from the prime rate published in the Wall Street Journal plus a margin of 1.25%, with a floor of 4.75% to the Secured Overnight Financing Rate (“SOFR”),subject to a 2.50% per annum floor, plus a margin of 3.25%. While the Amendment extended our maturity date to July 10, 2030, and provided for an interest-only period on our outstanding term loan facility until January 10, 2028, the transition to SOFR and the increased margin could result in higher interest expense, particularly if Term SOFR experiences volatility or sustained increases.
We are subject to restrictive financial covenants that could limit our operational flexibility under the Amendment. The Amendment modifies certain financial covenants under the loan and security agreement, including revisions to the existing minimum cash and liquidity requirements, and eliminates the fixed charge coverage ratio maintenance covenant.
Failure to comply with these covenants could result in an immediate event of default. Because certain minimum cash and liquidity requirement is measured daily, even temporary or seasonal fluctuations in our cash position could lead to a technical default. Any failure to comply with the financial and operating covenants could allow our lenders to accelerate the maturity of our debt and exercise remedies against our assets, which would have a material adverse effect on our business, results of operations, and financial condition. Furthermore, these restrictive covenants may limit our ability to deploy capital for strategic acquisitions or growth initiatives. If the capital markets experience continued volatility, we may be unable to obtain additional financing on favorable terms, or at all, which would significantly limit our ability to invest in our operations and otherwise suffer harm to our business.
Adverse developments affecting the financial services industry could have an adverse impact on our business, results of operations and financial conditions.
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
Our Class B common stock has ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2025, the holders of shares of our Class B common stock collectively owned shares representing approximately 66.0% of the voting power of our outstanding capital stock, and our directors, executive officers and their affiliates beneficially owned in the aggregate 73.5% of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively could continue to control a majority of the combined voting power of our common stock and therefore be able to control certain matters submitted to our stockholders for approval until March 30, 2028, when all outstanding shares of Class A common stock and Class B common stock will convert automatically into shares of a single class of common stock pursuant to a sunset provision in our certificate of incorporation. This concentrated control may limit or preclude the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions requiring stockholder approval. In addition, this concentrated control may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. As of December 31, 2025, we had outstanding a total of 106,357,685 shares of Class A common stock and 20,668,731 shares of Class B common stock.
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
As of December 31, 2025, we had 9,411,304 options outstanding that, if fully exercised, would result in the issuance of shares of Class B common stock, as well as 8,930,137 shares of Class A common stock subject to Restricted Stock Units (“RSU”) awards. All of the shares of common stock issuable upon the exercise of stock options, settlement of RSU awards and the shares reserved for future issuance under our equity incentive plans have been registered for public resale under the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance, subject to existing lock-up or market standoff agreements, volume limitations under Rule 144 for our executive officers and directors and applicable vesting requirements.

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

General Risk Factors
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
We also expect that being a public company and being subject to these rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
Cyber Risk Management and Strategy

Under the oversight of the Board of Directors and Audit Committee, we have implemented and maintain a risk management program that includes processes for the systematic identification, assessment, management, and treatment of cybersecurity risks. Our cybersecurity oversight and operational processes are integrated into our overall risk management processes, and cybersecurity is one of our designated risk categories. We use the National Institute of Standards and Technology Cybersecurity Framework to guide our approach, ensuring a structured and comprehensive strategy for managing cybersecurity risks. We implement a risk-based approach to the management of cyber threats, supported by cybersecurity technologies, including automated tools, designed to monitor, identify, and address cybersecurity risks. In support of this approach, our Information Security team implements processes to assess, identify, and manage security risks to the company, including in the pillar areas of security and compliance, application security, infrastructure security, and data privacy. This process includes regular compliance and critical system access reviews. In addition, we conduct application security assessments, vulnerability management, penetration testing, security audits, and ongoing risk assessments as part of our risk management process. We also maintain an incident response plan to guide our processes in the event of an incident. We also have a process by which corporate employees undertake cybersecurity training and compliance program training annually.
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
Our Chief Product and Technology Officer oversees our information security program and leads our information security team. Our Chief Product and Technology Officer works closely with our Head of Internal Audit, in furtherance of the management of risks to the Company. The Chief Product and Technology Officer has primary responsibility for assessing and managing our cybersecurity threat management program, informed by over sixteen years of experience leading cross-functional organizations in the development and operation of large-scale systems, primarily focused on e-commerce.
The Head of Internal Audit reports to the Chair of the Audit Committee and has fourteen years of experience with internal audit oversight and risk management. The Head of Internal Audit and the Chief Operating Officer have overall responsibility for the Company-wide risk management program.
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
Holders
As of the close of business on February 23, 2026, there were 16 holders of record of our Class A common stock and 55 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers or other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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

We have presented below the cumulative total return to our stockholders in comparison to the Nasdaq Composite Index (Nasdaq Composite) and the Standard and Poor’s Retail Select Index (S&P Retail Select Industry). All values assume a $100 initial investment on March 26, 2021, the date our Class A common stock began trading on the Nasdaq Global Select Market, through December 31, 2025 and data for the Nasdaq Composite and S&P Retail Select Industry over the same period assume reinvestment of dividends. The graph uses the closing market price on March 26, 2021 of $20.00 per share as the initial value of our Class A common stock. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

	March 26,	December 31,
	2021	2021	2022	2023	2024	2025
ThredUp Inc.	$100.00	$63.80	$6.55	$11.25	$6.95	$31.95
Nasdaq Composite	$100.00	$119.08	$79.66	$114.25	$146.98	$176.90
S&P Retail Select Industry	$100.00	$102.68	$69.24	$82.80	$91.52	$97.72
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
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers enjoy shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Bag, fill and return it to us using our prepaid label. We take it from there and do the work to make those items available for resale. In addition to our core marketplace, some of the world’s leading brands and retailers are taking advantage of our RaaS offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe RaaS will accelerate the growth of this emerging category and supplements our overall supply strategy and other services.
Recent Business Developments
Discontinued Operations
On November 30, 2024, we divested 91% of our European business and Bulgarian subsidiary, Remix, which qualified for reporting as a discontinued operation. As a result, Remix’s results for 2024, reflecting the period from the beginning of the year through the transaction date, are presented as a single line item, loss from discontinued operations, net of tax, and excluded from continuing operations in the consolidated statements of operations for the year ended December 31, 2024. Cash flows attributable to Remix are segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the period through the transaction date during the year ended December 31, 2024 in the consolidated statements of cash flows. Accordingly, any discussion of historical information in the following sections reflects Remix’s results as a discontinued operation, and amounts, including key operating metrics, and disclosures below pertain to our continuing operations for all periods presented, unless otherwise noted.
Tax Reform
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA) which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA did not have a material impact on the Company’s consolidated financial statements.
Overview of 2025 Results from Continuing Operations
Revenue: Revenue totaled $310.8 million for the year ended December 31, 2025, compared to $260.0 million for the year ended December 31, 2024, representing an increase of 19.5% year over year.

Gross Profit and Margin: Gross profit totaled $246.8 million for the year ended December 31, 2025, compared to $207.1 million for the year ended December 31, 2024, representing an increase of 19.1% year over year. Gross margin was 79.4%, a decrease of 30 basis points from 79.7% for the same period in 2024.
Loss from continuing operations: Loss from continuing operations was $20.2 million, or a negative 6.5% of revenue, for the year ended December 31, 2025, compared to a loss of $40.0 million, or a negative 15.4% of revenue, for the same period in 2024, representing a decrease of 49.5% year over year.
Non-GAAP Adjusted EBITDA from continuing operations(1): Non-GAAP Adjusted EBITDA from continuing operations was $13.5 million, or 4.4% of revenue, for the year ended December 31, 2025, compared to $8.7 million, or 3.3% of revenue, for the same period in 2024, representing an increase of 55.8% year over year.
Active Buyers and Orders: Active Buyers totaled 1.7 million and Orders totaled 6.1 million in 2025, compared to 1.3 million and 4.9 million, respectively, in 2024, representing increases of 29.5% and 25.3%, respectively, year over year.
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

	Year Ended December 31,
	2025	2024	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,650	1,274	29.5%
Orders	6,075	4,850	25.3%
Revenue	$310,813	$260,031	19.5%
Gross profit	$246,753	$207,125	19.1%
Gross margin	79.4%	79.7%
Loss from continuing operations	$(20,214)	$(39,999)	(49.5)%
Loss from continuing operations margin	(6.5)%	(15.4)%
Non-GAAP Adjusted EBITDA from continuing operations(1)	$13,524	$8,679	55.8%
Non-GAAP Adjusted EBITDA from continuing operations margin	4.4%	3.3%

(1)Non-GAAP Adjusted EBITDA from continuing operations and Non-GAAP Adjusted EBITDA from continuing operations margin are non-GAAP measures which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA from continuing operations to its most directly comparable GAAP measure, loss from continuing operations.
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

Non-GAAP Financial Measures from Continuing Operations
Non-GAAP Adjusted EBITDA from continuing operations and Non-GAAP Adjusted EBITDA from continuing operations Margin
Non-GAAP Adjusted EBITDA from continuing operations means loss from continuing operations adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, interest expense, impairment of long-lived assets, legal settlement and fees, provision for income taxes, severance and other reorganization costs, and gains related to non-marketable equity investment. Non-GAAP Adjusted EBITDA from continuing operations margin represents Non-GAAP Adjusted EBITDA from continuing operations divided by Revenue. We use Non-GAAP Adjusted EBITDA from continuing operations and Non-GAAP Adjusted EBITDA from continuing operations margin, which are non-GAAP measures, to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe that Non-GAAP Adjusted EBITDA from continuing operations and Non-GAAP Adjusted EBITDA from continuing operations margin, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.
The following table provides a reconciliation of loss from continuing operations to non-GAAP Adjusted EBITDA from continuing operations:

	Year Ended December 31,
	2025	2024
	(in thousands)
Loss from continuing operations	$(20,214)	$(39,999)
Stock-based compensation expense	19,003	25,847
Depreciation and amortization	12,924	17,328
Interest expense	1,919	2,525
Impairment of long-lived assets	1,070	—
Legal settlement and fees	247	—
Provision for income taxes	59	29
Severance and other reorganization costs	—	2,949
Gains related to non-marketable equity investments	(1,484)	—
Non-GAAP Adjusted EBITDA from continuing operations	$13,524	$8,679
Presentation
Revenue
Beginning in the first quarter of 2025, we combined consignment revenue and product revenue into a single line item, revenue, on the consolidated statements of operations and similarly combined related cost of revenue line items. With our transition to a primarily consignment model, product revenue is not material to warrant separate presentation on the consolidated statements of operations. Prior period amounts have been reclassified to conform to the current period’s presentation.
We generate revenue primarily from the sale of secondhand apparel, shoes and accessories on behalf of sellers. Revenue is recognized net of seller payouts, discounts, incentives and returns. Additionally, revenue includes sales of company-owned inventory and bag fees charged to sellers for processing Clean Out Bags. We expect revenue to continue to increase as we grow our Active Buyers and Orders.
Cost of Revenue
Cost of revenue primarily consists of outbound shipping, outbound labor, and packaging costs. We expect cost of revenue and gross profit as a percentage of revenue to remain relatively stable.

Operating Expenses
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs mainly include personnel costs, inbound shipping costs (excluding amounts capitalized to inventory), distribution center rent, equipment, maintenance, and depreciation. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate our distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs such as equipment, depreciation and rent. We expect operations, product and technology expenses to increase in absolute dollars in future periods to support our growth, especially as costs to increase our supply (inbound costs) are generally incurred prior to the expected revenue growth. Additionally, we expect to continue investing in automation and other technology improvements to support and drive efficiency in our operations. These expenses may vary from period to period as a percentage of revenue, depending primarily upon when we choose to make more significant investments, including business acquisitions. We expect these expenses to increase in absolute dollars and decrease as a percentage of revenue over the longer term due to better leverage in our operations.
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
Other Income, Net
Other income, net primarily consists of non-operating income and expenses, including interest income earned on our investments in marketable securities and gains related to our non-marketable equity investments.
Financial Results from Continuing Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Revenue	$310,813	$260,031	$50,782	19.5%
Revenue increased $50.8 million, or 19.5%, for the year ended December 31, 2025 as compared to the same period in 2024. The growth in revenue was mainly driven by a 25.3% increase in Orders, supported by higher engagement from new buyers acquired in 2025. The growth was partially offset by a 0.6% decrease in average order value, as well as higher discounts and changes in seller payout mix. These trends reflect the continued strength in our core marketplace business and our ongoing focus on driving platform growth.

Gross Margin

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of revenue	$64,060	$52,906	$11,154	21.1%
Gross profit	$246,753	$207,125	$39,628	19.1%
Gross margin	79.4%	79.7%
Gross margin was 79.4% and 79.7% for the years ended December 31, 2025 and 2024, respectively, representing a decrease of 30 basis points. Overall, gross margin remained relatively stable year over year, with the decrease primarily driven by higher outbound shipping and packaging costs.
Operations, Product and Technology

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$152,859	$142,210	$10,649	7.5%
Operations, product, and technology as a percentage of revenue	49.2%	54.7%
Operations, product, and technology expenses increased $10.6 million or 7.5% for the year ended December 31, 2025 as compared to the same period in 2024, while decreasing as a percentage of revenue. The increase in absolute dollars was primarily due to a $9.0 million increase in personnel-related costs, primarily driven by higher distribution center headcount, a $1.8 million increase in inbound shipping costs driven by higher supply volume, and a $1.1 million impairment charge related to a warehouse lease incurred in 2025. The increase was partially offset by a $1.2 million decrease in facilities, technology and other distribution center-related costs. Overall, the decrease in operations, product, and technology expenses as a percentage of revenue reflects improved operating efficiency, cost optimization efforts, and benefits from economies of scale.
Marketing

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Marketing	$58,982	$48,639	$10,343	21.3%
Marketing as a percentage of revenue	19.0%	18.7%
Marketing expenses increased $10.3 million or 21.3% for the year ended December 31, 2025 as compared to the same period in 2024. The increase was primarily due to a $9.6 million increase in advertising costs and a $1.4 million increase in professional services, both related to our marketing initiatives aimed at driving customer engagement and platform growth. This increase was partially offset by a $0.4 million decrease in personnel-related costs, primarily due to severance costs incurred in the prior year related to our March 2024 workforce reorganization, and a $0.3 million decrease in facility, technology, and other costs. The marketing expenses as a percentage of revenue remained relatively consistent year over year.

Sales, General and Administrative

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales, general and administrative	$56,658	$56,895	$(237)	(0.4)%
Sales, general and administrative as a percentage of revenue	18.2%	21.9%
Sales, general, and administrative expenses remained relatively stable year over year, with a decrease of $0.2 million or 0.4% for the year ended December 31, 2025 as compared to the same period in 2024. The decrease was primarily due to a $4.4 million decrease in personnel-related costs, mainly attributable to lower stock-based compensation expense and severance costs incurred in the prior year related to our March 2024 workforce reorganization. This decrease was partially offset by a $1.8 million increase in payment processing fees and a $1.5 million increase in customer appeasement costs, both largely driven by higher order volume during the period, as well as a $0.8 million increase in professional services and other corporate costs. The decrease in sales, general, and administrative expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue and lower overall costs.
Interest Expense

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Interest expense	$(1,919)	$(2,525)	$606	(24.0)%
Interest expense decreased $0.6 million or 24.0% for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to a lower interest rate environment and reduced outstanding debt balances.
Other Income, Net

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Other income, net	$3,510	$3,174	$336	10.6%
Other income, net increased $0.3 million or 10.6% for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to $1.5 million of gains related to non-marketable equity investments, partially offset by a $0.9 million decrease in interest income resulting from lower interest rates and $0.3 million in legal settlement and related fees.
Liquidity and Capital Resources
We generated positive cash flows from continuing operations of $10.7 million for the year ended December 31, 2025. We have primarily financed our operations through private and public sales of equity securities and a term loan facility (“Term Loan”). As of December 31, 2025, we had cash, cash equivalents, restricted cash and short-term marketable securities of $53.1 million. Additionally, we have a Term Loan under which $22.5 million remained available to be drawn as of December 31, 2025 for the purchase of certain equipment, and we were in compliance with our debt covenants under the Term Loan as of that date. See Note 7, Long-Term Debt, to the consolidated financial statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for a further discussion on our Term Loan.

We expect operating losses to continue in 2026 as we continue to invest in growing our business and our infrastructure. Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary use of cash includes seller payouts, operating costs such as distribution network spend, product and technology, marketing, personnel-related expenses, and other expenditures necessary to support our operations and our growth, as well as repayments on our Term Loan. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient for at least the next 12 months to meet our short- and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of our increased distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will remain modest in 2026. See Part I, Item 1A, Risk Factors, under “Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” in this Annual Report on Form 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Continuing operating activities	$10,652	$4,903
Continuing investing activities	(7,166)	(10,260)
Continuing financing activities	(397)	(4,392)
Net change in cash, cash equivalents and restricted cash from continuing operations	$3,089	$(9,749)
Changes in Cash Flows from Continuing Operating Activities
Net cash provided by continuing operating activities was $10.7 million for the year ended December 31, 2025, compared to $4.9 million for the same period in 2024. The $5.7 million increase in net cash provided by continuing operating activities was driven by an $8.9 million improvement in loss from continuing operations adjusted for non-cash items, reflecting higher revenue and lower operating losses from continuing operations. This improvement was partially offset by a $3.1 million higher net use of cash from changes in operating assets and liabilities, which primarily reflected $8.4 million of cash used for accounts payable, accrued and other liabilities reflecting the timing of vendor payments and recognition of breakage revenue from gift cards, and $3.3 million of cash used for other assets reflecting the timing of payments and receipts associated with prepaid expenses and other receivables and change in inventory balances following the transition from a product to a consignment model, partially offset by $8.8 million of cash provided by seller payable, primarily reflecting increased seller credit issuance and the timing of conversion to gift cards.
Changes in Cash Flows from Continuing Investing Activities
Net cash used in continuing investing activities was $7.2 million for the year ended December 31, 2025, compared to $10.3 million for the same period in 2024. The $3.1 million decrease in continuing investing cash outflows was primarily driven by an $11.1 million decrease in purchases of marketable securities, partially offset by a $4.1 million decrease in maturities in marketable securities and a $3.9 million increase in purchases of property and equipment.

Changes in Cash Flows from Continuing Financing Activities
Net cash used in continuing financing activities was $0.4 million for the year ended December 31, 2025, compared to $4.4 million for the same period in 2024. The $4.0 million decrease in continuing financing cash outflows was primarily driven by a $24.3 million increase in proceeds from issuance of stock-based awards, driven by a higher stock price, partially offset by a $20.3 million increase in payroll taxes paid on stock-based award activity.
Contractual Obligations
Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of December 31, 2025, the value of our non-cancellable unconditional purchase obligations was $3.5 million. See Note 10, Commitments and Contingencies, to the consolidated financial statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K for additional information regarding our purchase obligations.
For a further discussion on our operating lease commitments and long-term debt as of December 31, 2025, see the sections above as well as Note 6, Leases, and Note 7, Long-Term Debt, to the consolidated financial statements included in Part I, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.
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
Revenue Recognition
We generate revenue primarily from the sale of secondhand apparel, shoes and accessories on behalf of sellers and partners. We retain a percentage of the proceeds received as payment for our consignment service. We report revenue on a net basis as an agent and not the gross amount collected from the buyer. We recognize revenue upon purchase of the seller’s secondhand item by the buyer. Revenue is recognized net of discounts, incentives and returns. Sales tax assessed by governmental authorities is excluded from revenue.
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
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $38.6 million and marketable securities of $9.5 million, consisting primarily of money market funds, commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency bonds, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.

The Term Loan bears variable interest rates tied to the prime rate, with a floor of 4.75%, and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.
Inflation Risk
As of December 31, 2025, inflation remains elevated relative to historical norms in the U.S. where we conduct our business, resulting in higher costs in areas such as fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, which could slow revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of ThredUp Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ThredUp Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
March 2, 2026
We have served as the Company’s auditor since 2022.

THREDUP INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,629	$31,851
Marketable securities	9,498	12,325
Accounts receivable, net	2,437	3,567
Other current assets	6,112	9,179
Total current assets	56,676	56,922
Operating lease right-of-use assets	25,376	28,853
Property and equipment, net	67,243	68,480
Goodwill	10,746	10,746
Other assets	7,204	6,224
Total assets	$167,245	$171,225
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,329	$8,326
Accrued and other current liabilities	24,511	29,856
Seller payable	18,264	15,142
Operating lease liabilities, current	5,401	4,345
Current portion of long-term debt	3,875	3,855
Total current liabilities	62,380	61,524
Operating lease liabilities, non-current	28,580	32,489
Long-term debt, net of current portion	14,276	18,151
Other non-current liabilities	2,816	2,760
Total liabilities	108,052	114,924
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of December 31, 2025 and 2024; 127,027 and 116,134 shares issued and outstanding as of December 31, 2025 and 2024, respectively	12	11
Additional paid-in capital	635,253	612,148
Accumulated other comprehensive income	3	3
Accumulated deficit	(576,075)	(555,861)
Total stockholders’ equity	59,193	56,301
Total liabilities and stockholders’ equity	$167,245	$171,225
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
	(in thousands, except per share amounts)
Revenue	$310,813	$260,031
Cost of revenue	64,060	52,906
Gross profit	246,753	207,125
Operating expenses:
Operations, product and technology	152,859	142,210
Marketing	58,982	48,639
Sales, general and administrative	56,658	56,895
Total operating expenses	268,499	247,744
Operating loss	(21,746)	(40,619)
Interest expense	(1,919)	(2,525)
Other income, net	3,510	3,174
Loss before provision for income taxes	(20,155)	(39,970)
Provision for income taxes	59	29
Loss from continuing operations	(20,214)	(39,999)
Loss from discontinued operations, net of tax	—	(36,987)
Net loss	$(20,214)	$(76,986)

Weighted-average shares used to compute loss per share, basic and diluted	121,693	111,960

Loss from continuing operations per share, basic and diluted	$(0.17)	$(0.36)
Loss from discontinued operations per share, basic and diluted	—	(0.33)
Total loss per share, basic and diluted	$(0.17)	$(0.69)
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(20,214)	$(76,986)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	2,370
Unrealized gain on available-for-sale securities	—	8
Total other comprehensive income	—	2,378
Total comprehensive loss	$(20,214)	$(74,608)
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	108,784	$11	$585,156	$(2,375)	$(478,875)	$103,917
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	8,520	—	1,542			1,542
Stock-based compensation			27,403			27,403
Shares withheld for net share settlement	(1,170)	—	(1,953)			(1,953)
Net loss					(76,986)	(76,986)
Other comprehensive income				2,378		2,378
Balance as of December 31, 2024	116,134	11	612,148	3	(555,861)	56,301
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	11,910	1	10,096			10,097
Stock-based compensation			19,519			19,519
Shares withheld for net share settlement	(1,017)	—	(6,510)			(6,510)
Net loss					(20,214)	(20,214)
Balance as of December 31, 2025	127,027	$12	$635,253	$3	$(576,075)	$59,193
The accompanying notes are an integral part of these consolidated financial statements.

THREDUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash flows from continuing operating activities:
Loss from continuing operations	$(20,214)	$(39,999)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	12,924	17,328
Stock-based compensation expense	19,003	25,847
Reduction in carrying amount of right-of-use assets	4,641	4,536
Impairment of long-lived assets	1,070	—
Other	(833)	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	1,130	1,482
Other current and non-current assets	(366)	2,956
Accounts payable	1,421	3,907
Accrued and other liabilities	(5,979)	(561)
Seller payable	3,122	(5,688)
Operating lease liabilities	(4,767)	(4,889)
Other non-current liabilities	(500)	—
Net cash provided by continuing operating activities	10,652	4,903
Cash flows from continuing investing activities:
Purchases of marketable securities	(20,723)	(31,776)
Sale and maturities of marketable securities	24,029	28,100
Purchases of property and equipment	(10,472)	(6,584)
Net cash used in continuing investing activities	(7,166)	(10,260)
Cash flows from continuing financing activities:
Repayment of debt	(4,000)	(4,000)
Proceeds from issuance of stock-based awards	27,931	3,667
Payments of withholding taxes on stock-based awards	(24,328)	(4,059)
Net cash used in continuing financing activities	(397)	(4,392)
Net change in cash, cash equivalents and restricted cash from continuing operations	3,089	(9,749)

Net cash flow used in discontinued operating activities	—	(4,005)
Net cash flow used in discontinued investing activities	—	(6,641)
Net change in cash, cash equivalents and restricted cash from discontinued operations	—	(10,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(586)
Net change in cash, cash equivalents and restricted cash	3,089	(20,981)
Cash, cash equivalents and restricted cash, beginning of period	40,488	61,469
Cash, cash equivalents and restricted cash, end of period	$43,577	$40,488
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,804	$2,397
Supplemental disclosures of noncash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,897	$681
Right-of-use assets obtained in exchange for new lease liabilities	$1,914	$5,293
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
Reclassification
Certain prior period amounts have been reclassified to conform to the current period’s presentation. Beginning in the first quarter of 2025, the Company combined consignment revenue and product revenue into a single line item, revenue, on the consolidated statements of operations, and similarly combined related cost of revenue line items, reflecting the immateriality of product revenue following the Company’s transition to a primarily consignment model. The Company also reclassified inventory to other current assets on the consolidated balance sheets and statements of cash flows to align with the combined presentation. These reclassifications had no impact on previously reported revenue, net loss, stockholders’ equity, or cash flows.
Discontinued Operations
During the fourth quarter of 2024, the Company divested 91% of its European business and Bulgarian subsidiary, Remix, meeting the requirements for reporting Remix as a discontinued operation. Accordingly, Remix’s results during 2024, reflecting the period from the beginning of the year through the transaction date, including the loss on divestiture, are presented as discontinued operations in the consolidated statements of operations and excluded from continuing operations for the year ended December 31, 2024. Cash flows attributable to Remix are segregated and presented separately as net cash flow used in discontinued operating activities and net cash flow used in discontinued investing activities for the period through the transaction date during the year ended December 31, 2024 in the consolidated statements of cash flows. Unless otherwise noted, amounts and disclosures in these Notes to Consolidated Financial Statements pertain to the Company’s continuing operations. See Note 14, Discontinued Operations, for further details on the transaction.
New Accounting Pronouncements
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. For the Company, the ASU will be effective for the annual period ending December 31, 2027. The Company is currently evaluating the potential impact on its consolidated financial statement disclosures.
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
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 enhances disclosures within the income tax rate reconciliation and information disclosed related to income taxes paid, and requires disaggregation of certain financial statement captions between federal and state. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, which is the annual period ended December 31, 2025 for the Company. The Company adopted ASU 2023-09 prospectively as of January 1, 2025, with no material impact on its consolidated financial statements. See Note 12, Income Taxes, for additional information.
Revenue Recognition
Revenue is recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, revenue is recognized upon transfer of control of promised goods and services to customers in an amount that reflects the consideration the Company expects to receive for those goods and services. The Company generates the majority of its revenue from its core marketplace, which allows its buyers to browse and purchase resale items for apparel, shoes and accessories on behalf of sellers. The Company recognizes revenue through the following steps: (1) identification of the contract, or contracts, with the customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, it satisfies a performance obligation.
Both buyers and sellers may be customers in the Company’s revenue arrangements. Sellers are the primary customer in a consignment arrangement. A contract with a customer exists when the end-customer purchases the goods obligating the Company to deliver the identified performance obligation(s). The Company requires authorization from a credit card or other payment method (such as PayPal), or verification of receipt of payment, before the products are shipped to buyers. The Company generally receives payments from buyers before payments to the sellers are due.

Consignment Arrangement
The Company generates revenue primarily from the sale of secondhand apparel, shoes and accessories on behalf of sellers. The Company retains a percentage of the proceeds received as payment for its consignment service. The Company reports revenue on a net basis as an agent and not the gross amount collected from the buyer. Title to the consigned goods remain with the seller until transferred to the buyer, which occurs subsequent to purchase of the consigned goods and upon expiration of the allotted return period. The Company does not take title of consigned goods at any time except in certain cases where the consignment window expires or returned goods become Company-owned inventory. Additionally, revenue includes bag fees charged to sellers for processing Clean Out Bags.
Revenue is generally recognized upon purchase of the consigned good by the buyer as its performance obligation of providing consignment services to the consignor is satisfied at that point. Revenue is also recognized on consigned good for which the consignment window has already expired and the Company has taken title to the consigned good. Revenue is recognized net of seller payouts, discounts, incentives and returns. Revenue from bag fees charged to sellers is recognized as the related items are sold to a buyer. Sales tax assessed by governmental authorities is excluded from revenue.
Shipping Fees
The Company charges shipping fees to buyers, which are included in revenue. Outbound shipping costs are accounted for in cost of revenue at the time revenue is recognized.
Returns and Incentives
The Company generally has a 14-day return period, which may change from time to time, and recognizes a returns reserve based on historical experience, which is recorded in accrued and other current liabilities within the Company’s consolidated balance sheets and reduction of revenue within the Company’s consolidated statements of operations. Incentives include website discounts and customer credits. Incentives are treated as a reduction of revenue.
Deferred Revenue
Deferred revenue consists primarily of product revenue from items purchased but not shipped. Cash collections for items purchased but not shipped are generally recognized as revenue upon shipment. As of December 31, 2025 and 2024, the Company had $1.6 million and $1.9 million, respectively, in deferred revenue for such items in each period, included in accrued and other current liabilities within the Company’s consolidated balance sheets, and for which revenue was recognized shortly after the period end.
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
Effective October 1, 2024, customers were no longer able to earn loyalty points and after March 31, 2025, they could no longer redeem any previously accumulated points. As of December 31, 2025 and 2024, the Company had a deferred revenue liability of $0 and $1.5 million, respectively, related to its customer loyalty program, which is included in accrued and other current liabilities within the Company’s consolidated balance sheets. The Company recognized $1.5 million and $11.5 million of revenue from loyalty reward redemptions and expirations for the years ended December 31, 2025 and 2024, respectively.

Gift Cards, Site Credits and Seller Payable
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards one year after issuance at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of December 31, 2025 and 2024, $3.9 million and $8.5 million, respectively, of gift card liability was included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue from redemption of gift cards was not material for the years ended December 31, 2025 and 2024.
The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Previously, breakage revenue was estimated when gift card redemption was deemed remote. Beginning in the fourth quarter of 2024, with more historical data available, breakage revenue is estimated based upon historical customer redemption patterns. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $8.6 million and $7.2 million for the years ended December 31, 2025 and 2024, respectively.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of December 31, 2025 and 2024, $4.1 million and $3.8 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s consolidated balance sheets. Revenue recognized from the redemption of site credits was $50.1 million, and $43.2 million for the years ended December 31, 2025 and 2024, respectively.
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers (“seller credits”). These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards, or redeemed for cash. As of December 31, 2025 and 2024, there was $18.3 million and $15.1 million, respectively, of seller payable within the Company’s consolidated balance sheets. Revenue recognized from the redemption of seller credits was $30.3 million and $22.9 million for the years ended December 31, 2025 and 2024, respectively.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s consolidated statements of cash flows:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$38,629	$31,851
Restricted cash included in Other current assets	225	3,690
Restricted cash included in Other assets	4,723	4,947
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$43,577	$40,488
Marketable Securities
The Company invests its excess cash in investment grade, short to intermediate-term, fixed income securities and recognizes the transaction on the trade date. The Company’s marketable securities are classified as available-for-sale in current assets because they represent investments of cash available for current operations. Marketable securities are reported at fair value with unrealized gains and losses reported, net of tax, as a separate component of accumulated other comprehensive gain (loss) until realized. The marketable securities are assessed periodically for impairments. Realized gains or losses and allowance for credit loss, if any, on available-for sale securities are reported in other income, net as incurred.
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
As of December 31, 2025 and 2024, there were no customers that represented 10% or more of the Company’s accounts receivable balance. There were no customers that individually exceeded 10% of the Company’s revenue for the years ended December 31, 2025 and 2024.

Accounts Receivable, Net
Accounts receivable consists of amounts due from payment processors and trade customers that do not bear interest. The Company records an allowance for current expected credit losses for estimated losses inherent in its trade accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, the financial condition of the customer, the amount of receivables in dispute, and the current receivables aging and payment patterns. The Company does not have any off-balance sheet credit exposure related to its customers. The allowance for current expected credit losses was not material as of December 31, 2025 and 2024.
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
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. Recoverability of assets held and used is measured by comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated from the use of the asset and its eventual disposition. If such review indicates that the carrying amount of the asset group is not recoverable, the carrying amount of such assets is reduced to their fair value. For the year ended December 31, 2025, the Company recorded a $1.1 million impairment of long-lived assets related to a warehouse lease asset group, including a right-of-use asset and related leasehold improvements, which was recorded within operations, product and technology on the consolidated statements of operations. No such impairments were recorded for the year ended December 31, 2024, related to continuing operations.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company’s goodwill originated from its acquisition of Remix Global EAD (“Remix”) in 2021. Upon the divestiture of Remix in 2024, $0.7 million of goodwill was allocated to the disposed business based on the relative fair values of the divested business and the portion retained, with the remaining goodwill retained by the Company’s reporting unit following the divestiture. Goodwill is not subject to amortization, but is reviewed for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The Company performed its annual goodwill impairment assessment during the fourth quarter. For the year ended December 31, 2025, the Company completed a qualitative assessment and determined that it is more likely than not that the fair value of its single reporting unit is greater than its carrying value. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount or if a qualitative assessment is not performed, then the Company would perform a quantitative goodwill impairment test as required, in which it would use a discounted cash flow approach to estimate the fair value of the reporting unit. If the fair value of the reporting unit is less than the carrying value, then a goodwill impairment amount is recorded for the difference. During the years ended December 31, 2025 and 2024, there were no additions to or impairment of goodwill.
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
Cost of Revenue
Cost of revenue primarily consists of outbound shipping, outbound labor and packaging costs. The classification of expenses varies across the retail industry. Accordingly, our cost of revenue may not be comparable to those of other companies in the retail industry.
Operations, Product and Technology
Operations, product and technology expenses consist primarily of distribution center operating costs and product and technology expenses. Distribution center operating costs include personnel costs, inbound shipping costs (excluding amounts capitalized to inventory), distribution center rent, equipment, maintenance, and depreciation. Product and technology costs include personnel costs for the design and development of product and the related technology that is used to operate the distribution centers, merchandise science, website development and related expenses for these departments. Operations, product and technology expenses also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent. Research and development costs from continuing operations related to our technology were approximately $32.1 million and $31.3 million, during the years ended December 31, 2025 and 2024, respectively.
Marketing
Marketing costs consist primarily of advertising, public relations expenditures and personnel costs for employees engaged in marketing. Marketing costs also include an allocation of corporate facilities and information technology costs including equipment, depreciation and rent.
Advertising and other promotional costs from continuing operations included in marketing within the Company’s consolidated statements of operations are expensed as incurred and were approximately $51.1 million and $41.5 million for the years ended December 31, 2025 and 2024, respectively.
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
Fair Value Measurements
Fair value accounting is applied to all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). As of December 31, 2025 and 2024, the carrying amount of accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their fair value due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximated its fair value.
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
3. Financial Instruments and Fair Value Measurements
Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,030	$—	$—	$5,030
Commercial paper	—	6,681	—	6,681
Corporate debt securities	—	849	—	849
U.S. government agency bonds	—	697	—	697
Total cash equivalents	5,030	8,227	—	13,257
Marketable securities:
Corporate debt securities	—	2,374	—	2,374
U.S. treasury securities	—	6,126	—	6,126
U.S. government agency bonds	—	998	—	998
Total marketable securities	—	9,498	—	9,498
Total assets at fair value	$5,030	$17,725	$—	$22,755

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$1,061	$—	$—	$1,061
Commercial paper	—	7,923	—	7,923
U.S. treasury securities	—	500	—	500
Total cash equivalents	1,061	8,423	—	9,484
Marketable securities:
U.S. treasury securities	—	8,122	—	8,122
U.S. government agency bonds	—	3,704	—	3,704
Commercial paper	—	499	—	499
Total marketable securities	—	12,325	—	12,325
Total assets at fair value	$1,061	$20,748	$—	$21,809
As of December 31, 2025 and 2024, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the years ended December 31, 2025 and 2024, the Company did not recognize any losses on its marketable securities due to credit-related factors.
As of December 31, 2025, the Company’s money market funds, were valued using Level 1 inputs because they are valued using quoted prices in active markets. The Company’s commercial paper, corporate debt securities, U.S. treasury securities, and U.S. government agency bonds were valued using Level 2 inputs because they are valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of December 31, 2025 and 2024, the Company had no assets or liabilities classified within Level 3 of the fair value hierarchy. There were no transfers into or out of Level 3 during the year ended December 31, 2025. As of December 31, 2025, of the $9.5 million carrying amount of marketable securities, all had a contractual maturity date of less than one year.
Fair Value Measurements - Nonrecurring Basis
The Company holds a privately held, non-marketable equity investment in Remix, of which 91% was divested in 2024. As part of the divestiture, the Company retained a minority equity interest and does not have a significant influence. The investment is accounted for under the measurement alternative as it does not have a readily determinable fair value. Under this approach, the investment is initially recorded at cost, adjusted for impairment if any, and remeasured upon observable transactions for the same or similar investments issued by the investee. See Note 14, Discontinued Operations, for additional information regarding the divestiture.
During the year ended December 31, 2025, the Company acquired an additional equity investment in Remix of $0.5 million and recorded a $0.8 million gain within other income, net on the consolidated statement of operations, upon the remeasurement of its initial equity investment based on an observable transaction involving new equity issued by the investee. In determining the fair value, the Company used the transaction price as an observable input and considered the preferences and rights of the equity securities issued, as well as the lack of marketability of the investment. Due to the use of significant unobservable inputs, the investment is classified as a Level 3 asset within the fair value hierarchy.
As of December 31, 2025 and 2024, the carrying amount of the non-marketable equity investment was $1.8 million and $0.5 million, respectively, and was included in other assets on the Company’s consolidated balance sheets. No impairments or downward observable price adjustments were recognized during the year ended December 31, 2025 or cumulatively.
4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$84,745	$78,908
Leasehold improvements	23,457	23,901
Internal-use software	13,444	11,681
Computers and software	7,909	7,396
Construction in progress	6,858	5,583
Furniture and fixtures	2,196	2,128
Total property and equipment, at cost	138,609	129,598
Less: accumulated depreciation and amortization	(71,366)	(61,118)
Property and equipment, net	$67,243	$68,480
Depreciation and amortization expense of property and equipment was $12.9 million and $17.3 million for the years ended December 31, 2025 and 2024, respectively.
5. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Gift card and site credit liabilities	$8,026	$12,234
Accrued vendor liabilities	4,844	3,916
Allowance for returns	3,814	3,052
Accrued taxes	2,571	2,608
Accrued compensation	2,527	3,438
Deferred revenue	1,573	3,328
Accrued other	1,156	1,280
Total	$24,511	$29,856
6. Leases
The Company leases certain office space and distribution centers with original lease terms ranging from one to twelve years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options at the election of the Company to renew or extend the lease for an additional one to ten years. For certain leases, these optional periods have been considered in the determination of the right-of-use assets and lease liabilities associated with these leases as the Company has determined it is reasonably certain it will exercise the renewal options. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2025, future minimum undiscounted lease payments were as follows:

Amount
(in thousands)
2026	$7,352
2027	7,356
2028	7,015
2029	5,704
2030	4,586
Thereafter	8,652
Total lease payments	40,666
Less: imputed interest	(6,685)
Present value of lease liabilities	33,981
Less: current lease liabilities	(5,401)
Non-current lease liabilities	$28,580
Security deposits and letters of credits used to secure the leases were $0.2 million and $4.9 million, respectively, as of December 31, 2025 and $0.2 million and $5.0 million, respectively, as of December 31, 2024.
The components of lease cost are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Lease cost:
Fixed operating lease cost	$6,870	$6,864
Short-term lease cost	495	438
Variable lease cost(1)	2,985	2,580
Total lease cost	$10,350	$9,882

(1)Variable lease costs, which include items such as real estate taxes, common area maintenance, and changes based on an index or rate, are not included in the calculation of the right-of-use assets and are recognized as incurred.
In the fourth quarter of 2025, the Company recorded an impairment charge of $1.1 million related to a warehouse lease asset group, including an ROU asset and related leasehold improvements. The impairment charge was recorded within operations, product and technology in the Company’s consolidated statements of operations for the year ended December 31, 2025. Fair value was estimated using a market-based approach, considering third-party broker information, market conditions, and its remaining lease term.
The weighted-average remaining lease term and weighted-average discount rate used to calculate the present value of lease liabilities are as follows:

	December 31,
	2025	2024
Weighted-average remaining lease term	5.9 years	6.9 years
Weighted-average discount rate	6.3%	6.2%
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$7,062	$7,206

7. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million and incurred an immaterial amount of debt issuance costs, which were recorded on the Company’s consolidated balance sheets and are being amortized over the life of the Term Loan using the effective-interest method.
Following subsequent amendments, as of December 31, 2025, the Term Loan had a maturity date of July 14, 2027 and provided for an aggregate borrowing amount of up to $48.8 million, of which $22.5 million remained available and was designated for the purchase of certain equipment. The Term Loan bore interest, as of December 31, 2025, at the prime rate published in the Wall Street Journal, with a floor of 4.75%, plus a margin of 1.25%.
The Term Loan required the Company to comply with certain financial covenants, including, among other things, liquidity requirements, performance metrics, and a debt service coverage ratio. The Term Loan also contained affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contained customary events of default. As of December 31, 2025, the Company was in compliance with its debt covenants under the Term Loan.
As of December 31, 2025, the Term Loan was payable in consecutive monthly installments. Interest was due monthly on amounts outstanding under the Term Loan. The Company was also permitted to make voluntary prepayments without penalty or premium at any time.
As of December 31, 2025 and 2024, the effective interest rate for borrowings under the Term Loan was 8.94% and 9.71%, respectively.
During the years ended December 31, 2025 and 2024, the Company did not make any borrowings under the Term Loan and repaid $4.0 million each year on amounts outstanding under the Term Loan. As of December 31, 2025 and 2024, the amount outstanding under the Term Loan was $18.3 million and $22.3 million, respectively.
During the years ended December 31, 2025 and 2024, the Company incurred interest costs of $1.9 million and $2.5 million, respectively, related to the Term Loan.
As of December 31, 2025, annual scheduled principal payments of the Term Loan were as follows:

Amount
(in thousands)
2026	$4,000
2027	14,333
Total principal payments	18,333
Less: unamortized debt discount	(182)
Less: current portion of long-term debt	(3,875)
Non-current portion of long-term debt	$14,276
On January 30, 2026, the Company entered into certain Amendment No. 2 to Second Amended and Restated Loan and Security Agreement (the “Amendment”) with the lenders party thereto (the “Lenders”) and Western Alliance Bank, as agent (the “Agent”).
The Amendment, among other things, reduces the aggregate commitment under the undrawn committed term loan facility from $22.5 million to $10.0 million, extends the maturity date from July 14, 2027 to July 10, 2030, and changes the reference interest rate on any outstanding principal amount from the prime rate published in the Wall Street Journal to the secured overnight financing rate (“SOFR”), subject to a 2.50% per annum floor, plus an applicable margin of 3.25% per annum. In addition, the Amendment modifies the amortization of the outstanding term loan such that only interest, and no principal, is payable until January 10, 2028.
The Amendment also modifies certain financial covenants under the Loan Agreement, including revisions to the existing minimum cash and liquidity requirements, and eliminates the fixed charge coverage ratio maintenance covenant.

8. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of December 31, 2025 and 2024:

	December 31, 2025
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	106,358
Class B common stock	120,000	20,669
Total	1,120,000	127,027

	December 31, 2024
	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	88,061
Class B common stock	120,000	28,073
Total	1,120,000	116,134
9. Stock-Based Compensation
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

Stock option activity under the 2010 Plan, as amended is as follows:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Outstanding as of December 31, 2024	13,742	$2.16	3.61 years	$5,300
Granted	—	$—
Exercised	(4,241)	$2.17
Forfeited or expired	(90)	$2.25
Outstanding as of December 31, 2025	9,411	$2.16	3.30 years	$39,825
Exercisable as of December 31, 2025	9,334	$2.16	3.29 years	$39,490
The aggregated intrinsic value represents the difference between the exercise price and the fair value of common stock. The aggregate intrinsic value of all options exercised was $20.0 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively.
As of December 31, 2025, the total unrecognized compensation cost related to all nonvested stock options was not material.
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
During the years ended December 31, 2025 and 2024, compensation expense related to ESPP was not material.
Restricted Stock Units
The Company issues service-based RSUs to employees. The RSUs automatically convert to shares of the Company’s Class A common stock on a one-for-one basis as the awards vest. RSUs were granted to newly hired employees typically vest in equal quarterly installments over three years, provided that the initial vest occurs after a one-year cliff. Such grants commence vesting as of the nearest scheduled quarterly vesting date from the date of grant. The RSUs are measured at grant date fair value, at the market price of the Company’s common stock on the grant date. The Company records stock-based compensation expense related to the RSUs ratably over the employee respective requisite service period.
The following table summarizes RSU activity under the 2021 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2024	9,288	$2.26
Granted	7,263	$4.38
Vested	(7,327)	$2.50
Forfeited	(294)	$2.78
Outstanding and nonvested as of December 31, 2025	8,930	$3.78
The fair value of RSUs as of the vesting date was $49.7 million and $12.3 million during the years ended December 31, 2025 and 2024 , respectively.

As of December 31, 2025, the Company had $30.5 million of unrecognized stock-based compensation related to RSUs, which will be recognized over the weighted average remaining requisite service period of approximately two years.
Stock-based Compensation
The following table provides information about stock-based compensation expense by financial statement line item:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operations, product and technology	$9,068	$11,382
Marketing	480	487
Sales, general and administrative	9,455	13,978
Total stock-based compensation expense	$19,003	$25,847
Stock-based compensation expense capitalized in internal use software was not material for the years ended December 31, 2025 and 2024, respectively.
10. Commitments and Contingencies
Noncancellable Purchase Commitments
As of December 31, 2025, the Company has non-cancelable contractual commitments of $3.5 million for software and other services in the ordinary course of business with varying expiration terms through 2028. The future minimum payments under these arrangements were as follows:

Amount
(in thousands)
2026	$1,546
2027	1,303
2028	601
Total future minimum payments	$3,450
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
11. Retirement Plan
In the United States, the Company maintains a defined-contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is available to substantially all employees who meet the minimum age and length of service requirements. The Company did not make any contributions to this plan during the years ended December 31, 2025 and 2024.
12. Income Taxes
The components of loss from continuing operations before provision for income taxes were $20.2 million and $40.0 million during the years ended December 31, 2025 and 2024, respectively.

The Company had no federal provision for income taxes as the Company has incurred operating losses since inception. The Company’s state provision for income taxes was current and was not material for the years ended December 31, 2025 and 2024.
The Company’s effective tax rate, as a percentage of loss from continuing operations before provision for income taxes, differs from the statutory federal rate primarily due to the valuation allowance that the Company records on its deferred tax assets, as management believes it is more likely than not that the deferred tax assets will not be fully realized.
The effective tax rate of the Company's provision for income taxes for the year ended December 31, 2025 differs from the federal statutory rate as follows:

	Year Ended December 31,
	2025
	(in thousands, except percentages)
Tax expense at U.S. statutory rate	$(4,232)	21.0%
State and local income taxes, net of federal income tax effect	47	(0.2)%
Change in valuation allowance	6,770	(33.6)%
Nontaxable or nondeductible items
Stock-based compensation	(2,756)	13.6%
Other	64	(0.3)%
Other adjustments	166	(0.8)%
Total	$59	(0.3)%
The reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
(in thousands)
Tax expense at U.S. statutory rate	$(8,394)
Increase in tax resulting from:
State taxes, net of federal effect	23
Non-deductible and other expenses	860
Stock-based compensation	2,540
Change in valuation allowance	5,000
Total	$29

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Accruals and reserves	$2,896	$2,741
Inventory and deferred revenue	156	115
Capitalized research and development costs	11,337	14,100
Stock-based compensation	1,854	2,238
Capital losses	21,355	21,746
Intangibles	350	393
Other	1,200	1,303
Net operating loss carryforwards	97,520	87,701
Gross deferred tax assets	136,668	130,337
Less: valuation allowance	(126,441)	(120,612)
Total deferred tax assets	10,227	9,725
Deferred tax liabilities:
Fixed assets	9,911	9,723
Other	316	2
Total deferred tax liabilities	10,227	9,725
Total net deferred tax assets	$—	$—
Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Net deferred tax assets consist primarily of net operating loss carryforwards of approximately $97.5 million and $87.7 million as of December 31, 2025 and 2024, respectively, related to U.S. federal and state taxes. A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company held valuation allowances against its deferred tax assets due to the uncertainty of realizing future benefits from its net operating loss carryforwards, capital loss carryforwards, and other deferred tax assets. The valuation allowance increased by $5.8 million and $22.2 million during the years ended December 31, 2025 and 2024, respectively.
U.S. federal and state net operating loss carryforwards of $387.7 million and $289.4 million, respectively, for income tax purposes are available to offset future taxable income as of December 31, 2025. $307.1 million of the U.S. federal net operating losses can be carried forward indefinitely and are available to offset 80% of future taxable income. If not used, these federal and state carryforwards will begin to expire in varying amounts beginning in 2027.
The Tax Reform Act of 1986 and similar California legislation impose substantial restrictions on the utilization of net operating losses and tax credit carryforwards in the event that there is a change in ownership as provided by Section 382 and Section 383 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the limitation and/or expiration of the net operating loss carryforwards and tax credits before utilization, which could result in increased future tax liabilities when the Company becomes taxable for federal or state purposes. While the Company has experienced an ownership change since its inception, an immaterial amount of net operating losses or tax credits has been limited as of December 31, 2025.
The Company recognizes the benefits of income tax positions only if the positions are more likely than not of being sustained. As of December 31, 2025 and 2024, the amount of gross unrecognized tax benefits related to continuing operations was $1.5 million and $1.3 million, respectively. All of the unrecognized tax benefits, if recognized, would not impact the Company’s effective income tax rate.
A reconciliation of gross unrecognized tax benefits from continuing operations is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Balance at the beginning of the period	$1,272	$987
Increases related to prior year tax positions	—	—
Increases related to current year tax positions	270	285
Balance at the end of the period	$1,542	$1,272
The Company’s tax years 2010 through current will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or tax credit carryforward. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.
The cash paid for income taxes, net of refunds, during the years ended December 31, 2025 and 2024 was not material.
13. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	December 31,
	2025	2024
	(in thousands)
Outstanding stock options	9,411	13,743
Restricted stock units	8,930	9,288
Employee stock purchase plan	10	25
Total	18,351	23,056
14. Discontinued Operations
In the third quarter of 2024, the Company announced its decision to exit the European market and that it had initiated a strategic review of its Remix business. However, the Company did not classify Remix as held for sale during this period, as the necessary criteria were not met due to the required approval not being obtained. The decision to exit the European market, coupled with the decline in the Company’s market capitalization, were identified as qualitative indicators of potential impairment of long-lived assets and goodwill. Consequently, the Company performed long-lived assets and goodwill impairment assessments during the third quarter of 2024 and recognized an impairment of long-lived assets of $9.8 million, recorded within loss from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2024. There was no impairment recognized on goodwill as its fair value exceeded its carrying amount as of the valuation date.
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
Upon the closing of the Transaction, the Company retained a 9% equity interest in Remix US Holdings, Inc., the parent company of Remix, with a fair value of $530,000, and received cash proceeds of EUR 1.00. The minority investment did not provide the Company with significant influence over Remix. The Company did not elect the fair value option for this investment. The investment was accounted for under the cost method and is being assessed for impairment at each reporting period or if indicators of impairment arise. In connection with the Transaction, Remix issued an unsecured convertible promissory note (the “Convertible Note”) to the Company as consideration for the Transaction. The Convertible Note, reflecting the Company’s investment since acquiring Remix for various purposes, including infrastructure, technology, and personnel development, had a fair value of $350,000. The Convertible Note had an aggregate principal amount of EUR 61.6 million and bore interest at 125 basis points plus the greater of the 12-month EURIBOR rate or zero, determined annually on November 30. The Convertible Note did not have a fixed maturity date, and the Company did not anticipate full repayment, with both the timing and amount of any potential repayment remaining uncertain. Through its conversion feature, the Convertible Note ensured the Company’s ownership interest in Remix to remain at 9% and not to exceed this level, regardless of potential future dilutive actions. Consequently, the discount, representing the difference between the aggregated principal amount and fair value, was not subject to amortization, and accrued interest was offset by a credit reserve adjustment and immediately written off in subsequent periods, resulting no net impact to the Company’s consolidated financial statements.
The fair value of retained equity interest was estimated using a combination of a market approach, which incorporated valuation multiples of comparable public companies and transactions, and an income approach based on projected discounted cash flows (the “DCF” model). The significant assumptions used included estimates of future revenues and operating expenses, long-term growth rates, working capital requirements, discount rates, and discounts for lack of marketability and control, which were considered unobservable inputs and were classified as Level 3 within the fair value hierarchy. Estimating the fair value of a business was a subjective process that involved assumptions market participants would use in determining fair value, along with other estimates and judgments, particularly related to future cash flows, which are inherently uncertain. The Company utilized a probability-weighted approach to determine the transaction-date fair value of the Convertible Note by analyzing all possible repayment scenarios, the estimated cash flows that the Company would receive under each scenario, and the likelihood of each scenario occurring.
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
Remix’s financial results are presented as loss from discontinued operations, net of tax in the consolidated statements of operations for the year ended December 31, 2024. These results reflect the period from the beginning of the year through the date of the Transaction. The following table presents the major components of Remix’s financial results for the period presented:

Year Ended December 31,
2024
(in thousands)
Revenue	$47,317
Cost of revenue	33,937
Operating expenses	39,077
Other income, net	44
Loss on Remix divestiture	(11,334)
Loss from discontinued operations, net of tax	$(36,987)
During the year ended December 31, 2025, the Company received additional equity interests in Remix and remeasured its retained equity investment commensurate with an observable transaction involving new equity issued by Remix. As a result, the Company’s equity investment in Remix was $1.8 million as of December 31, 2025, and is included in other assets in the consolidated balance sheets. See Note 3, Financial Instruments and Fair Value Measurements, for further discussion of this investment.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by the Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption for emerging growth companies pursuant to Section 404 of the Sarbanes-Oxley Act.
Item 9B.    Other Information
Trading Plans
On December 5, 2025, James Reinhart, Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act for the sale of up to 803,152 shares of the Company’s Class A common stock until March 8, 2027.
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
Not Applicable.

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
The remaining information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 11.    Executive Compensation
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.
Item 14.    Principal Accountant Fees and Services
The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2025.

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
10.13
Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 30, 2026, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC and Knitwit GC LLC, and Western Alliance Bank.
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
Date: March 2, 2026

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

Signature	Title	Date

/s/ JAMES REINHART	Chief Executive Officer	March 2, 2026
James Reinhart	(Principal Executive Officer and Director)

/s/ SEAN SOBERS	Chief Financial Officer	March 2, 2026
Sean Sobers	(Principal Financial and Accounting Officer)

/s/ IAN FRIEDMAN	Director	March 2, 2026
Ian Friedman

/s/ MANDY GINSBERG	Director	March 2, 2026
Mandy Ginsberg

/s/ TIMOTHY HALEY	Director	March 2, 2026
Timothy Haley

/s/ KELLY BODNAR BATTLES	Director	March 2, 2026
Kelly Bodnar Battles

/s/ PATRICIA NAKACHE	Director	March 2, 2026
Patricia Nakache

/s/ DAN NOVA	Director	March 2, 2026
Dan Nova

/s/ NOAM PARANSKY	Director	March 2, 2026
Noam Paransky

/s/ CORETHA RUSHING	Director	March 2, 2026
Coretha Rushing