Form 10-Q
period 2026-03-31
ThredUp Inc.
filed 2026-05-04
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 108,372,115 shares of Class A common stock and 20,668,731 shares of Class B common stock outstanding as of April 27, 2026.

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
•our estimated market opportunity;
•economic and industry trends, projected growth or trend analysis, including inflationary pressures, interest rate volatility, cybersecurity risks, changing consumer habits, climate change and extreme weather events and general global political and economic uncertainty;
•our ability to comply with applicable laws and regulations; and
•our ability to incorporate artificial intelligence and machine learning and other emergent technologies into our business operations successfully.
You should not rely upon forward-looking statements as predictions of future events. Forward-looking statements are neither historical facts nor assurances of future performance. Forward-looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those that we expect. These risks and uncertainties include, but are not limited to: our ability to attract new users and convert users into buyers and active buyers; the sufficiency of our cash, cash equivalents and capital resources to meet our liquidity needs; our ability to effectively manage or sustain our growth and to effectively expand our operations; risks from an intensely competitive market; our ability to effectively deploy new and evolving technologies, such as artificial intelligence and machine learning, in our offerings; risks arising from economic and industry trends, including the effects of inflationary pressures, interest rate volatility, changing consumer habits, climate change and general global political and economic uncertainty; our ability to comply with applicable laws and regulations; our ability to realize expected savings or benefits from reorganization activities; and our ability to successfully integrate and realize the benefits of our past or future strategic acquisitions or investments. More information on these risks and other potential factors that could affect the Company’s business, reputation, results of operations, financial condition, and stock price is included in the Company’s filings with the Securities and Exchange Commission (“SEC”), including in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025, in Part II, Item 1A, Risk Factors and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other filings with the SEC. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,996	$38,629
Marketable securities	10,457	9,498
Accounts receivable, net	4,316	2,437
Other current assets	6,616	6,112
Total current assets	60,385	56,676
Operating lease right-of-use assets	26,353	25,376
Property and equipment, net	67,704	67,243
Goodwill	10,746	10,746
Other assets	7,185	7,204
Total assets	$172,373	$167,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,864	$10,329
Accrued and other current liabilities	27,112	24,511
Seller payable	18,947	18,264
Operating lease liabilities, current	5,776	5,401
Current portion of long-term debt	—	3,875
Total current liabilities	63,699	62,380
Operating lease liabilities, non-current	28,672	28,580
Long-term debt, net of current portion	17,740	14,276
Other non-current liabilities	2,871	2,816
Total liabilities	112,982	108,052
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of March 31, 2026 and December 31, 2025; 129,004 and 127,027 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	12	12
Additional paid-in capital	641,945	635,253
Accumulated other comprehensive income (loss)	(19)	3
Accumulated deficit	(582,547)	(576,075)
Total stockholders’ equity	59,391	59,193
Total liabilities and stockholders’ equity	$172,373	$167,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except per share amounts)
Revenue	$81,671	$71,291
Cost of revenue	17,011	14,920
Gross profit	64,660	56,371
Operating expenses:
Operations, product, and technology	41,075	35,126
Marketing	14,941	13,143
Sales, general, and administrative	15,233	13,536
Total operating expenses	71,249	61,805
Operating loss	(6,589)	(5,434)
Interest expense	(384)	(514)
Other income, net	525	790
Loss before provision for income taxes	(6,448)	(5,158)
Provision for income taxes	24	57
Net loss	$(6,472)	$(5,215)
Loss per share, basic and diluted	$(0.05)	$(0.04)
Weighted-average shares used to compute loss per share, basic and diluted	127,691	116,698
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net loss	$(6,472)	$(5,215)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(22)	(5)
Total other comprehensive loss	(22)	(5)
Total comprehensive loss	$(6,494)	$(5,220)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2025	127,027	$12	$635,253	$3	$(576,075)	$59,193
Issuance of common stock from exercise of stock options and restricted stock units	1,977	—	1,080			1,080
Stock-based compensation			5,612			5,612
Net loss					(6,472)	(6,472)
Other comprehensive loss				(22)		(22)
Balance as of March 31, 2026	129,004	$12	$641,945	$(19)	$(582,547)	$59,391

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2024	116,134	$11	$612,148	$3	$(555,861)	$56,301
Issuance of common stock from exercise of stock options and restricted stock units	2,047	—	344			344
Stock-based compensation			5,594			5,594
Shares withheld for net share settlement	(400)	—	(936)			(936)
Net loss					(5,215)	(5,215)
Other comprehensive loss				(5)		(5)
Balance as of March 31, 2025	117,781	$11	$617,150	$(2)	$(561,076)	$56,083
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,472)	$(5,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	5,503	5,520
Depreciation and amortization	3,306	3,169
Reduction in carrying amount of right-of-use assets	1,144	1,080
Other	17	(183)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,880)	(667)
Other current and non-current assets	(465)	(29)
Accounts payable	2,510	4,719
Accrued and other current liabilities	2,061	(1,863)
Seller payable	683	617
Operating lease liabilities	(1,653)	(1,088)
Other non-current liabilities	—	(317)
Net cash provided by operating activities	4,754	5,743
Cash flows from investing activities:
Purchases of marketable securities	(4,579)	(3,214)
Sale and maturities of marketable securities	3,675	10,104
Purchases of property and equipment	(4,111)	(1,815)
Net cash provided by (used in) investing activities	(5,015)	5,075
Cash flows from financing activities:
Payments on debt	(433)	(1,000)
Proceeds from issuance of stock-based awards	4,445	1,151
Payments of withholding taxes on stock-based awards	(3,384)	(1,740)
Net cash provided by (used in) financing activities	628	(1,589)
Net change in cash, cash equivalents and restricted cash	367	9,229
Cash, cash equivalents, and restricted cash, beginning of period	43,577	40,488
Cash, cash equivalents, and restricted cash, end of period	$43,944	$49,717
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2026 and 2025, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”).
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted ASU 2025-05 as of January 1, 2026, and the adoption did not have a material impact on its consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU”) 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes stage-based criteria and instead requires capitalization once a project is approved and it is probable that the project will be completed, unless significant development uncertainty exists. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. For the Company, the ASU will be effective for the annual period ending December 31, 2028. Early adoption is permitted. The Company is currently evaluating the potential impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. ASU 2024-03 is effective for annual period beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. For the Company, the ASU will be effective for the annual period ending December 31, 2027. The Company is currently evaluating the potential impact on its consolidated financial statement disclosures.
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
The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s net loss, as reported in the condensed consolidated statements of operations.
Significant expenses within operating loss, as well as within net loss, include cost of revenue, operations, product and technology, marketing, and sales, general and administrative expenses, which are each separately presented in the condensed consolidated statements of operations. Other segment items within net loss include interest expense, other income, net, and provision for income taxes. The CODM manages the business using consolidated expense information, as well as regularly provided budgeted or forecasted expense information. Assets provided to the CODM are consistent with those reported on the condensed consolidated balance sheets.
Revenue from Loyalty Reward Redemption and Expiration
The Company previously had a customer loyalty program that has since been discontinued. Effective October 1, 2024, customers were no longer able to earn loyalty points and after March 31, 2025, they could no longer redeem any previously accumulated points. As a result, as of March 31, 2026 and December 31, 2025, the Company did not have a deferred revenue liability related to its customer loyalty program. The Company recognized $0 and $1.5 million of revenue from loyalty reward redemptions and expirations for the three months ended March 31, 2026 and 2025, respectively.
Gift Cards, Site Credits and Seller Payable
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards one year after issuance at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of March 31, 2026 and December 31, 2025, gift card liabilities of $3.5 million and $3.9 million, respectively, were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards was not material for the three months ended March 31, 2026 and 2025.
The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Breakage revenue is estimated based upon historical customer redemption patterns. Breakage revenue primarily relates to gift cards converted from seller payables and site credits. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $1.3 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of March 31, 2026 and December 31, 2025, $4.3 million and $4.1 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $11.4 million and $11.0 million for the three months ended March 31, 2026 and 2025, respectively.
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers (“seller credits”). These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of March 31, 2026 and December 31, 2025, there was $18.9 million and $18.3 million, respectively, of seller payable within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of seller credits was $8.1 million and $6.1 million for the three months ended March 31, 2026 and 2025, respectively.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$38,996	$38,629
Restricted cash included in Other current assets	223	225
Restricted cash included in Other assets	4,725	4,723
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$43,944	$43,577
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

Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$3,435	$—	$3,435
Commercial paper	—	8,135	8,135
Corporate debt securities	—	445	445
U.S. government agency bonds	—	300	300
U.S. treasury securities	—	165	165
Total cash equivalents	3,435	9,045	12,480
Marketable securities:
U.S. treasury securities	—	5,924	5,924
Corporate debt securities	—	2,389	2,389
U.S. government agency bonds	—	2,144	2,144
Total marketable securities	—	10,457	10,457
Total assets at fair value	$3,435	$19,502	$22,937

	December 31, 2025
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,030	$—	$5,030
Commercial paper	—	6,681	6,681
Corporate debt securities	—	849	849
U.S. government agency bonds	—	697	697
Total cash equivalents	5,030	8,227	13,257
Marketable securities, current:
Corporate debt securities	—	2,374	2,374
U.S. treasury securities	—	6,126	6,126
U.S. government agency bonds	—	998	998
Total marketable securities, current	—	9,498	9,498
Total assets at fair value	$5,030	$17,725	$22,755
As of March 31, 2026 and December 31, 2025, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three months ended March 31, 2026 and 2025, the Company did not recognize any losses on its marketable securities due to credit-related factors.

As of March 31, 2026, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s commercial paper, corporate debt securities, U.S. government agency bonds and U.S. treasury securities were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of March 31, 2026 and December 31, 2025, the Company had no assets or liabilities classified within Level 3 of the fair value hierarchy. There were no transfers into or out of Level 3 during the three months ended March 31, 2026.
The following table presents the fair value of the Company’s marketable securities by contractual maturities as of March 31, 2026:

	March 31, 2026
	Less than 1 year	1 to 2 years	Total
	(in thousands)
U.S. treasury securities	$2,990	$2,934	$5,924
Corporate debt securities	2,389	—	2,389
U.S. government agency bonds	1,147	997	2,144
Total marketable securities	$6,526	$3,931	$10,457
The Company classifies marketable securities as current assets as they are available to support current operations, including highly liquid securities with maturities beyond 12 months.
Fair Value Measurements - Nonrecurring Basis
The Company holds a minority equity interest in a privately held company of which 91% was divested in 2024. The investment does not have a readily determinable fair value and is accounted for under the measurement alternative. Under this approach, the investment is carried at cost, adjusted for observable transactions or impairment.
No remeasurements or impairments were recognized during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the carrying amount of the investment was $1.8 million, included in other assets on the Company’s condensed consolidated balance sheets, and is classified as a Level 3 asset within the fair value hierarchy. Cumulatively, the Company has recorded $0.8 million of upward adjustments from observable transactions and no impairments or downward adjustments to the carrying value of the investment.
Other Fair Value Disclosures
As of March 31, 2026 and December 31, 2025, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of March 31, 2026 and December 31, 2025.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$88,207	$84,745
Leasehold improvements	23,548	23,457
Internal-use software	13,911	13,444
Computers and software	8,000	7,909
Construction in progress	6,424	6,858
Furniture and fixtures	2,193	2,196
Total property and equipment, at cost	142,283	138,609
Less: accumulated depreciation and amortization	(74,579)	(71,366)
Property and equipment, net	$67,704	$67,243
Depreciation and amortization expense of property and equipment was $3.3 million and $3.2 million for the three months ended March 31, 2026 and 2025, respectively.
5. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Gift card and site credit liabilities	$7,802	$8,026
Accrued vendor liabilities	4,862	4,844
Allowance for returns	4,322	3,814
Accrued compensation	4,087	2,527
Accrued taxes	3,017	2,571
Deferred revenue	1,693	1,573
Accrued other	1,329	1,156
Total	$27,112	$24,511
6. Long-Term Debt
In February 2019, the Company entered into a loan and security agreement (“Term Loan”) with Western Alliance Bank for an aggregate amount of up to $40.0 million. Following subsequent amendments, with the most recent amendment taking place on January 30, 2026, the Term Loan matures on July 10, 2030, provides for an aggregate borrowing capacity of up to $28.0 million, of which $10.0 million remains available and is designated for the purchase of certain equipment, and bears interest at secured overnight financing rate (“SOFR”), subject to a 2.50% per annum floor, plus a margin of 3.25% per annum. The January 2026 amendment also modified amortization such that only interest, and no principal, is payable until January 10, 2028, after which the Term Loan is payable in consecutive monthly installments.
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements and minimum cash deposits with Western Alliance Bank. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of March 31, 2026, the Company was in compliance with its debt covenants under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.

As of March 31, 2026 and December 31, 2025, the effective interest rate for borrowings under the Term Loan was 7.48% and 8.94%, respectively.
During the three months ended March 31, 2026 and 2025, the Company did not make any borrowings under the Term Loan and repaid $0.3 million and $1.0 million in principal, respectively. As of March 31, 2026 and December 31, 2025, the amount outstanding under the Term Loan was $18.0 million and $18.3 million, respectively.
The Company incurred interest expense related to the Term Loan of $0.3 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2028	4,000
2029	4,000
2030	10,000
Total principal payments	18,000
Less: unamortized debt discount	(260)
Non-current portion of long-term debt	$17,740
7. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	108,335	1,000,000	106,358
Class B common stock	120,000	20,669	120,000	20,669
Total	1,120,000	129,004	1,120,000	127,027
8. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 9, Stock-Based Compensation Plans, to the consolidated financial statements included in the 2025 10-K. During the three months ended March 31, 2026, the Company granted restricted stock units subject to service conditions.
Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Operations, product, and technology	$2,434	$2,645
Marketing	219	114
Sales, general, and administrative	2,850	2,761
Total stock-based compensation expense	$5,503	$5,520

Stock-based compensation expense capitalized in internal use software was not material for the three months ended March 31, 2026 and 2025.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the three months ended March 31, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2025	9,411	$2.16	3.30 years	$39,825
Granted	—	$—
Exercised	(533)	$2.05
Forfeited or expired	(6)	$2.05
Outstanding as of March 31, 2026	8,872	$2.17	3.12 years	$10,622
Exercisable as of March 31, 2026	8,872	$2.17	3.12 years	$10,622

(1)The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of March 31, 2026, there was no unrecognized compensation cost related to nonvested stock options.
Restricted Stock Units
The following table summarizes the activities for all restricted stock units (“RSUs”) under the Company’s stock-based compensation plans for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2025	8,930	$3.78
Granted	2,604	$4.38
Vested	(1,444)	$3.24
Forfeited	(59)	$6.74
Outstanding and nonvested as of March 31, 2026	10,031	$3.99
As of March 31, 2026, the total unrecognized compensation cost related to all nonvested RSUs was $36.1 million and the related weighted-average period over which it is expected to be recognized was approximately two years.
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

10. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three months ended March 31, 2026 and 2025 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2026 and 2025, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
11. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	March 31, 2026	March 31, 2025
	(in thousands)
Restricted stock units	10,031	11,030
Stock options	8,872	13,525
Employee stock purchase plan	142	170
Total	19,045	24,725

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q; Part I, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q; and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). There have been no material changes to the risk factors described in our 2025 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
ThredUp operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire the world to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems and data science expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in April 2026.
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built enable buyers to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers enjoy shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Bag or a prepaid shipping label, fill a bag or a box and return it to us. We take it from there and do the work to make those items available for resale. In addition to our core marketplace, some of the world’s leading brands and retailers are taking advantage of our Resale-as-a-Service (“RaaS”) offering, which allows them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe that RaaS will accelerate the growth of this emerging category and supplements our overall supply strategy and other services.
Overview of First Quarter Results
Revenue totaled $81.7 million for the first quarter of 2026, compared to $71.3 million for the first quarter of 2025, representing an increase of 14.6% year over year.
Gross Profit and Margin: Gross profit totaled $64.7 million for the first quarter of 2026, compared to $56.4 million for the first quarter of 2025, representing an increase of 14.7% year over year. Gross margin was 79.2%, an increase of 10 basis points from 79.1% in the comparable quarter last year.
Net Loss was $6.5 million, or a negative 7.9% of revenue, for the first quarter of 2026, compared to $5.2 million, or a negative 7.3% of revenue, for the first quarter of 2025, representing an increase of 24.1% year over year.
Non-GAAP Adjusted EBITDA(1) was $2.7 million, or 3.4% of revenue, for the first quarter of 2026, compared to $3.8 million, or 5.3% of revenue, for the first quarter of 2025, representing a decrease of 27.9% year over year.
Active Buyers and Orders: Active Buyers totaled 1.7 million and Orders totaled 1.6 million, in the first quarter of 2026, compared to 1.4 million and 1.4 million, respectively, in the first quarter of 2025, representing increases of 25.0% and 19.3%, respectively, year over year.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended
	March 31, 2026	March 31, 2025	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,713	1,370	25.0%
Orders	1,635	1,371	19.3%
Revenue	$81,671	$71,291	14.6%
Gross profit	$64,660	$56,371	14.7%
Gross margin	79.2%	79.1%	10	bps
Net loss	$(6,472)	$(5,215)	24.1%
Net loss margin	(7.9)%	(7.3)%	(60)	bps
Non-GAAP Adjusted EBITDA(1)	$2,745	$3,808	(27.9)%
Non-GAAP Adjusted EBITDA margin(1)	3.4%	5.3%	(190)	bps

(1)Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA margin are non-GAAP measures, which may not be comparable to similarly-titled measures used by other companies. See below for a reconciliation of Non-GAAP Adjusted EBITDA to its most directly comparable GAAP measure, Net loss.
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
Non-GAAP Financial Measures
Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA Margin
Non-GAAP Adjusted EBITDA means Net loss adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, interest expense, provision for income taxes, severance and other reorganization costs, and gains related to non-marketable equity investments. Non-GAAP Adjusted EBITDA margin represents Non-GAAP Adjusted EBITDA divided by Revenue. We use these non-GAAP measures to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe these non-GAAP measures, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The following table provides a reconciliation of Net loss to Non-GAAP Adjusted EBITDA:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Net loss	$(6,472)	$(5,215)
Stock-based compensation expense	5,503	5,520
Depreciation and amortization	3,306	3,169
Interest expense	384	514
Provision for income taxes	24	57
Severance and other reorganization costs	—	(3)
Gains related to non-marketable equity investments	—	(234)
Non-GAAP Adjusted EBITDA	$2,745	$3,808
Revenue	$81,671	$71,291
Non-GAAP Adjusted EBITDA margin	3.4%	5.3%
Comparison of Financial Results for the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Revenue	$81,671	$71,291	$10,380	14.6%
Revenue increased $10.4 million, or 14.6%, for the three months ended March 31, 2026 as compared to the same period in 2025. The growth in revenue was mainly driven by a 19.3% increase in Orders, supported by higher engagement from both new and returning buyers, partially offset by a 1.6% decrease in the average order value, primarily driven by a higher mix of orders from newer buyer cohorts who tend to place smaller orders, all largely attributable to a lower free shipping threshold. These trends reflect the continued strength in our core marketplace business and our ongoing focus on driving platform growth.
Gross Margin

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Cost of revenue	$17,011	$14,920	$2,091	14.0%
Gross profit	$64,660	$56,371	$8,289	14.7%
Gross margin	79.2%	79.1%
Gross margin was 79.2% for the three months ended March 31, 2026, compared to 79.1% in the same period in 2025, an increase of 10 basis points. Overall, gross margin remained relatively stable between periods.

Operations, Product, and Technology

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$41,075	$35,126	$5,949	16.9%
Operations, product, and technology as a percentage of revenue	50.3%	49.3%
Operations, product, and technology expenses increased $5.9 million, or 16.9%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to a $3.6 million increase in personnel-related costs, mainly reflecting distribution center headcount, a $1.7 million increase in inbound shipping costs driven by higher supply volume, and a $0.7 million increase in facilities, technology and other distribution center-related costs. We expect shipping rates to increase in the near term driven by fuel surcharges. The increase in operations, product, and technology expenses as a percentage of revenue reflects higher labor and inbound shipping costs associated with increased order volume.
Marketing

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Marketing	$14,941	$13,143	$1,798	13.7%
Marketing as a percentage of revenue	18.3%	18.4%
Marketing expenses increased $1.8 million, or 13.7%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to a $1.9 million increase in advertising costs related to our marketing initiatives aimed at driving customer engagement and platform growth. The marketing expenses as a percentage of revenue remained relatively consistent between periods.
Sales, General and Administrative

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$15,233	$13,536	$1,697	12.5%
Sales, general, and administrative as a percentage of revenue	18.7%	19.0%
Sales, general, and administrative expenses increased $1.7 million, or 12.5%, for the three months ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to a $1.0 million increase in personnel-related costs, a $0.5 million increase in facilities, technology and other costs, and a $0.4 million increase in payment processing fees driven by higher order volume during the period. This increase was partially offset by a $0.3 million decrease in professional services. The decrease in sales, general, and administrative expenses as a percentage of revenue was primarily due to increased operating leverage resulting from higher revenue.
Interest Expense

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Interest expense	$(384)	$(514)	$130	(25.3)%
Interest expense decreased $0.1 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to a lower interest rate resulting from our recent debt amendment and reduced outstanding debt balances.

Other Income, Net

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Other income, net	$525	$790	$(265)	(33.5)%
Other income, net decreased $0.3 million for the three months ended March 31, 2026 as compared to the same period in 2025, primarily due to a gain recognized on a non-marketable equity investment in the first quarter of 2025.
Liquidity and Capital Resources
We generated positive cash flows from operating activities of $4.8 million for the three months ended March 31, 2026. We have primarily financed our operations through private and public sales of equity securities and a term loan facility (“Term Loan”). As of March 31, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $54.4 million, an increase of $1.3 million from December 31, 2025. Additionally, we have a Term Loan under which $10.0 million remained available to be drawn as of March 31, 2026 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 6, Long-Term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
Our primary sources of liquidity are cash flows generated from operations, cash on hand and borrowings available under the Term Loan. Our primary uses of cash include seller payouts, operating costs such as distribution network spend, product and technology, marketing, personnel-related expenses, and other expenditures necessary to support our operations and our growth, as well as repayments on our Term Loan. Additionally, our primary capital expenditures are related to the set-up, expansion and/or automation of our distribution network. Based upon our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be sufficient for at least the next 12 months and beyond to meet our short and long-term capital requirements, and we do not anticipate expanding our distribution network to include additional locations in the near term. Our cash flow forecast is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.
Our future capital requirements will depend on many factors, including but not limited to, the timing of any future distribution center automation and expansion plans to support planned revenue growth, the expansion of sales and marketing activities, the potential introduction of new offerings, the continuing growth of our marketplaces and overall economic conditions. However, we expect that our capital expenditures will remain modest for the remainder of 2026. See the section titled “Risk Factors—Risks Relating to Our Indebtedness and Liquidity—We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders” within the 2025 10-K.
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Amount	%
	(in thousands, except percentages)
Net cash provided by (used in):
Operating activities	$4,754	$5,743	$(989)	(17.2)%
Investing activities	(5,015)	5,075	(10,090)	(198.8)%
Financing activities	628	(1,589)	2,217	(139.5)%
Net change in cash, cash equivalents and restricted cash	$367	$9,229	$(8,862)	(96.0)%

Changes in Cash Flows from Operating Activities
Net cash provided by operating activities was $4.7 million during the three months ended March 31, 2026, compared to $5.7 million for the same period in 2025. The $1.0 million decrease in operating cash inflows was primarily due to a $0.9 million increase in net loss, adjusted for non-cash items, reflecting higher operating losses, as well as a $0.1 million decrease in the net cash provided by changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by $1.2 million in higher cash outflows from accounts receivable reflecting the timing of cash receipts and higher sales volume near the end of the quarter and $0.6 million in higher cash outflows from operating liabilities reflecting higher lease payments. These were partially offset by $2.0 million in higher cash inflows from accounts payable and accrued and other liabilities, primarily reflecting the timing of vendor payments, compensation and taxes.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended March 31, 2026 was $5.0 million as compared to net cash provided by investing activities of $5.1 million for the same period in 2025. The $10.1 million increase in cash outflows was primarily due to a $6.4 million decrease in sale and maturities of marketable securities, a $2.3 million increase in purchases of property and equipment, and a $1.4 million increase in purchases of marketable securities.
Changes in Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 was $0.6 million as compared to net cash used in financing activities of $1.6 million for the same period in 2025. The $2.2 million increase in cash inflows was primarily due to a $3.3 million increase in proceeds from issuance of stock-based awards and a $0.6 million decrease in payments on debt resulting from our recent debt amendment in the first quarter of 2026, partially offset by a $1.6 million increase in payroll taxes paid on stock-based award activity.
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
There have been no material changes to our critical accounting policies since the 2025 10-K. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the 2025 10-K.
JOBS Act Accounting Election
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. Accordingly, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. However, we will cease to qualify as an emerging growth company as of December 31, 2026, the last day of the fiscal year in which the fifth anniversary of our initial public offering occurs. Upon losing emerging growth company status, we will be required to adopt any accounting standards for which we have been using private company effective dates beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:
Interest Rate Risk
As of March 31, 2026, we had non-restricted cash and cash equivalents of $39.0 million and marketable securities of $10.5 million, consisting primarily of commercial paper, corporate debt securities, U.S. government agency bonds and U.S. treasury securities, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to SOFR, with a floor of 2.50%, plus a margin of 3.25% and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.
Inflation Risk
As of March 31, 2026, inflation remains elevated relative to historical norms in the U.S. where we conduct our business, resulting in higher costs in areas such as fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, which could slow revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.    Risk Factors
Risks affecting our business are discussed in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 2, 2026 (our “Fiscal 2025 10-K”). There have been no material changes to our risk factors as previously disclosed in our Fiscal 2025 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6.    Exhibits
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	3.1	8/5/2024
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023	8-K	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant	S-1	4.1	3/3/2021
4.2	Tenth Amended and Restated Investors’ Rights Agreement, dated February 16, 2021, by and among the Registrant and certain of its stockholders	S-1	4.2	3/3/2021
10.1	Second Amendment to Second Amended and Restated Loan and Security Agreement, dated as of January 30, 2026, by and among ThredUp Inc., ThredUp Intermediary Holdings LLC and Knitwit GC LLC, and Western Alliance Bank.	10-K	10.13	3/2/2026
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 4, 2026