Form 10-Q
period 2026-06-30
ThredUp Inc.
filed 2026-08-05
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 111,010,151 shares of Class A common stock and 20,323,499 shares of Class B common stock outstanding as of July 29, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,169	$38,629
Marketable securities	10,261	9,498
Accounts receivable, net	2,619	2,437
Other current assets	6,159	6,112
Total current assets	61,208	56,676
Operating lease right-of-use assets	25,182	25,376
Property and equipment, net	65,901	67,243
Goodwill	10,746	10,746
Other assets	7,105	7,204
Total assets	$170,142	$167,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,474	$10,329
Accrued and other current liabilities	22,920	24,511
Seller payable	19,463	18,264
Operating lease liabilities, current	5,767	5,401
Current portion of long-term debt	—	3,875
Total current liabilities	61,624	62,380
Operating lease liabilities, non-current	27,120	28,580
Long-term debt, net of current portion	17,722	14,276
Other non-current liabilities	2,928	2,816
Total liabilities	109,394	108,052
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of June 30, 2026 and December 31, 2025; 131,296 and 127,027 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	12
Additional paid-in capital	649,257	635,253
Accumulated other comprehensive income (loss)	(40)	3
Accumulated deficit	(588,482)	(576,075)
Total stockholders’ equity	60,748	59,193
Total liabilities and stockholders’ equity	$170,142	$167,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share amounts)
Revenue	$90,767	$77,657	$172,438	$148,948
Cost of revenue	18,243	15,921	35,254	30,841
Gross profit	72,524	61,736	137,184	118,107
Operating expenses:
Operations, product, and technology	45,115	37,525	86,190	72,651
Marketing	17,761	16,206	32,702	29,349
Sales, general, and administrative	15,761	13,250	30,994	26,786
Total operating expenses	78,637	66,981	149,886	128,786
Operating loss	(6,113)	(5,245)	(12,702)	(10,679)
Interest expense	(299)	(496)	(683)	(1,010)
Other income, net	504	596	1,029	1,386
Loss before provision for income taxes	(5,908)	(5,145)	(12,356)	(10,303)
Provision for income taxes	27	31	51	88
Net loss	$(5,935)	$(5,176)	$(12,407)	$(10,391)
Loss per share, basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)
Weighted-average shares used to compute loss per share, basic and diluted	129,854	120,275	128,779	118,496
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Net loss	$(5,935)	$(5,176)	$(12,407)	$(10,391)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale securities	(21)	—	(43)	(5)
Total other comprehensive loss	(21)	—	(43)	(5)
Total comprehensive loss	$(5,956)	$(5,176)	$(12,450)	$(10,396)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2025	127,027	$12	$635,253	$3	$(576,075)	$59,193
Issuance of common stock from exercise of stock options and restricted stock units	1,977	—	1,080			1,080
Stock-based compensation			5,612			5,612
Net loss					(6,472)	(6,472)
Other comprehensive loss				(22)		(22)
Balance as of March 31, 2026	129,004	$12	$641,945	$(19)	$(582,547)	$59,391
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,292	1	1,197			1,198
Stock-based compensation			6,115			6,115
Net loss					(5,935)	(5,935)
Other comprehensive loss				(21)		(21)
Balance as of June 30, 2026	131,296	$13	$649,257	$(40)	$(588,482)	$60,748

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2024	116,134	$11	$612,148	$3	$(555,861)	$56,301
Issuance of common stock from exercise of stock options and restricted stock units	2,047	—	344			344
Stock-based compensation			5,594			5,594
Shares withheld for net share settlement	(400)	—	(936)			(936)
Net loss					(5,215)	(5,215)
Other comprehensive loss				(5)		(5)
Balance as of March 31, 2025	117,781	$11	$617,150	$(2)	$(561,076)	$56,083
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	5,570	1	6,853			6,854
Stock-based compensation			4,624			4,624
Shares withheld for net share settlement	(303)	—	(2,178)			(2,178)
Net loss					(5,176)	(5,176)
Balance as of June 30, 2025	123,048	$12	$626,449	$(2)	$(566,252)	$60,207
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands)
Cash flows from operating activities:
Net loss	$(12,407)	$(10,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	11,428	10,020
Depreciation and amortization	7,407	6,335
Reduction in carrying amount of right-of-use assets	2,316	2,224
Other	65	(149)
Changes in operating assets and liabilities:
Accounts receivable, net	(183)	(232)
Other current and non-current assets	(61)	96
Accounts payable	2,822	2,754
Accrued and other current liabilities	(168)	(2,942)
Seller payable	1,199	1,203
Operating lease liabilities	(3,214)	(2,331)
Other non-current liabilities	—	(500)
Net cash provided by operating activities	9,204	6,087
Cash flows from investing activities:
Purchases of marketable securities	(10,245)	(9,089)
Sale and maturities of marketable securities	9,553	15,154
Purchases of property and equipment	(6,778)	(5,094)
Net cash provided by (used in) investing activities	(7,470)	971
Cash flows from financing activities:
Payments on debt	(469)	(2,000)
Proceeds from issuance of stock-based awards	8,392	14,852
Payments of withholding taxes on stock-based awards	(6,117)	(10,769)
Net cash provided by financing activities	1,806	2,083
Net change in cash, cash equivalents and restricted cash	3,540	9,141
Cash, cash equivalents, and restricted cash, beginning of period	43,577	40,488
Cash, cash equivalents, and restricted cash, end of period	$47,117	$49,629
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2026 and December 31, 2025, and the results of operations and cash flows for the interim periods presented.
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
Revenue from Loyalty Reward Redemption and Expiration
The Company previously had a customer loyalty program that has since been discontinued. Effective October 1, 2024, customers were no longer able to earn loyalty points and after March 31, 2025, they could no longer redeem any previously accumulated points. As a result, as of June 30, 2026 and December 31, 2025, the Company did not have a deferred revenue liability related to its customer loyalty program. The Company recognized no revenue from loyalty reward redemptions and expirations for the three months ended June 30, 2026 and 2025, and $0 and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.
Gift Cards, Site Credits and Seller Payable
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards one year after issuance at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of June 30, 2026 and December 31, 2025, gift card liabilities of $3.2 million and $3.9 million, respectively, were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards was not material for the three and six months ended June 30, 2026 and 2025.
The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Breakage revenue is estimated based upon historical customer redemption patterns. Breakage revenue primarily relates to gift cards converted from seller payables and site credits. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $1.1 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $2.4 million and $3.9 million for the six months ended June 30, 2026 and 2025, respectively.

The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of June 30, 2026 and December 31, 2025, $4.3 million and $4.1 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $11.4 million and $12.9 million for the three months ended June 30, 2026 and 2025, respectively, and $22.7 million and $23.9 million for the six months ended June 30, 2026 and 2025, respectively.
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers (“seller credits”). These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of June 30, 2026 and December 31, 2025, there was $19.5 million and $18.3 million, respectively, of seller payable within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of seller credits was $9.8 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively, and $17.9 million and $13.5 million for the six months ended June 30, 2026 and 2025, respectively.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$42,169	$38,629
Restricted cash included in Other current assets	286	225
Restricted cash included in Other assets	4,662	4,723
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$47,117	$43,577
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

Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$2,063	$—	$2,063
Commercial paper	—	10,662	10,662
U.S. government agency bonds	—	150	150
Total cash equivalents	2,063	10,812	12,875
Marketable securities:
U.S. treasury securities	—	6,755	6,755
Corporate debt securities	—	824	824
U.S. government agency bonds	—	2,682	2,682
Total marketable securities	—	10,261	10,261
Total assets at fair value	$2,063	$21,073	$23,136

	December 31, 2025
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,030	$—	$5,030
Commercial paper	—	6,681	6,681
Corporate debt securities	—	849	849
U.S. government agency bonds	—	697	697
Total cash equivalents	5,030	8,227	13,257
Marketable securities, current:
Corporate debt securities	—	2,374	2,374
U.S. treasury securities	—	6,126	6,126
U.S. government agency bonds	—	998	998
Total marketable securities, current	—	9,498	9,498
Total assets at fair value	$5,030	$17,725	$22,755
As of June 30, 2026 and December 31, 2025, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and six months ended June 30, 2026 and 2025, the Company did not recognize any losses on its marketable securities due to credit-related factors.

As of June 30, 2026, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s commercial paper, corporate debt securities, U.S. government agency bonds and U.S. treasury securities were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of June 30, 2026 and December 31, 2025, the Company had no assets or liabilities classified within Level 3 of the fair value hierarchy. There were no transfers into or out of Level 3 during the three and six months ended June 30, 2026.
The following table presents the fair value of the Company’s marketable securities by contractual maturities as of June 30, 2026:

	June 30, 2026
	Less than 1 year	1 to 2 years	Total
	(in thousands)
U.S. treasury securities	$3,327	$3,428	$6,755
Corporate debt securities	824	—	824
U.S. government agency bonds	1,683	999	2,682
Total marketable securities	$5,834	$4,427	$10,261
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
No remeasurements or impairments were recognized during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, the carrying amount of the investment was $1.8 million, included in other assets on the Company’s condensed consolidated balance sheets, and is classified as a Level 3 asset within the fair value hierarchy. Cumulatively, the Company has recorded $0.8 million of upward adjustments from observable transactions and no impairments or downward adjustments to the carrying value of the investment.
Other Fair Value Disclosures
As of June 30, 2026 and December 31, 2025, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of June 30, 2026 and December 31, 2025.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$91,369	$84,745
Leasehold improvements	23,549	23,457
Internal-use software	13,939	13,444
Computers and software	8,080	7,909
Construction in progress	5,106	6,858
Furniture and fixtures	2,196	2,196
Total property and equipment, at cost	144,239	138,609
Less: accumulated depreciation and amortization	(78,338)	(71,366)
Property and equipment, net	$65,901	$67,243
Depreciation and amortization expense of property and equipment was $4.1 million and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, and $7.4 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively.
5. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Gift card and site credit liabilities	$7,474	$8,026
Accrued vendor liabilities	1,998	4,844
Allowance for returns	4,007	3,814
Accrued compensation	3,391	2,527
Accrued taxes	2,940	2,571
Deferred revenue	1,893	1,573
Accrued other	1,217	1,156
Total	$22,920	$24,511
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements and minimum cash deposits with Western Alliance Bank. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of June 30, 2026, the Company was in compliance with its debt covenants under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.

As of June 30, 2026 and December 31, 2025, the effective interest rate for borrowings under the Term Loan was 7.54% and 8.94%, respectively.
During the six months ended June 30, 2026 and 2025, the Company did not make any borrowings under the Term Loan and repaid $0.3 million and $2.0 million in principal, respectively. As of June 30, 2026 and December 31, 2025, the principal outstanding under the Term Loan was $18.0 million and $18.3 million, respectively.
The Company incurred interest expense related to the Term Loan of $0.3 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2028	$4,000
2029	4,000
2030	10,000
Total principal payments	18,000
Less: unamortized debt discount	(278)
Non-current portion of long-term debt	$17,722
7. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	110,972	1,000,000	106,358
Class B common stock	120,000	20,324	120,000	20,669
Total	1,120,000	131,296	1,120,000	127,027
8. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 9, Stock-Based Compensation Plans, to the consolidated financial statements included in the 2025 10-K. During the six months ended June 30, 2026, the Company granted restricted stock units subject to service condition (“RSUs”) and performance-based restricted stock units subject to service and performance conditions (“PSUs”).

Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Operations, product, and technology	$2,625	$2,306	$5,059	$4,951
Marketing	257	112	476	226
Sales, general, and administrative	3,043	2,082	5,893	4,843
Total stock-based compensation expense	$5,925	$4,500	$11,428	$10,020
Stock-based compensation expense capitalized in internal use software was not material for the three and six months ended June 30, 2026 and 2025.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the six months ended June 30, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2025	9,411	$2.16	3.30 years	$39,825
Granted	—	$—
Exercised	(837)	$2.05
Forfeited or expired	(24)	$3.26
Outstanding as of June 30, 2026	8,550	$2.17	2.95 years	$40,017
Exercisable as of June 30, 2026	8,550	$2.17	2.95 years	$40,017

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of June 30, 2026, there was no unrecognized compensation cost related to nonvested stock options.
RSUs and PSUs
The following table summarizes the activities for all RSUs and PSUs, under the Company’s stock-based compensation plans for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2025	8,930	$3.78
Granted (1)	3,906	$4.15
Vested	(3,288)	$3.56
Forfeited	(360)	$3.82
Outstanding and nonvested as of June 30, 2026	9,188	$4.01

(1) Includes 869 thousand PSUs at target, with a weighted-average grant-date fair value of $3.39. Actual shares earned may range from 0% to 200% of target based on the achievement of applicable performance conditions.

As of June 30, 2026, the total unrecognized compensation cost related to all nonvested RSUs and PSUs was $34.4 million, of which $2.6 million was related to PSUs, and the related weighted-average period over which it is expected to be recognized was approximately two years.
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
10. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three and six months ended June 30, 2026 and 2025 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2026 and 2025, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
11. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	June 30, 2026	June 30, 2025
	(in thousands)
Restricted stock units	9,188	10,094
Stock options	8,550	10,445
Employee stock purchase plan	17	9
Total	17,755	20,548

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with other information, including our condensed consolidated financial statements and related notes included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q; Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q; and our consolidated financial statements and related notes appearing in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”). There have been no material changes to the risk factors described in our 2025 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. You should review the section titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and the section titled “Risk Factors” for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full calendar year or any other period.
Overview
ThredUp operates one of the world’s largest online resale platforms for apparel, shoes and accessories. Our mission is to inspire the world to think secondhand first. We believe in a sustainable fashion future and we are proud that our business model creates a positive impact to the benefit of our buyers, sellers, clients, employees, investors and the environment. Our custom-built operating platform consists of distributed processing infrastructure, proprietary software and systems, and data science and artificial intelligence expertise. This platform is powering the rapidly emerging resale economy, one of the fastest growing sectors in retail, according to a GlobalData market survey conducted in April 2026.
ThredUp’s proprietary operating platform is the foundation for our managed marketplace, where we have bridged online and offline technology to make the buying and selling of tens of millions of unique items easy and fun. The marketplaces we have built, enhanced by artificial intelligence-powered search and personalization tools, enable buyers to browse and purchase resale items for primarily apparel, shoes and accessories across a wide range of price points. Buyers enjoy shopping value, premium and luxury brands all in one place, at up to 90% off estimated retail price. Sellers enjoy ThredUp because we make it easy to clean out their closets and unlock value for themselves or for the charity of their choice while doing good for the planet. ThredUp’s sellers order a Clean Out Bag or a prepaid shipping label, fill a bag or a box and return it to us. We take it from there and do the work to make those items available for resale. In addition to our core marketplace, some of the world’s leading brands and retailers are taking advantage of our Resale-as-a-Service (“RaaS”) offering, which leverages our generative artificial intelligence technology to allow them to conveniently offer a scalable closet clean out service and/or resale shop to their customers. We believe that RaaS will accelerate the growth of this emerging category and supplements our overall supply strategy and other services.
Overview of Second Quarter Results
Revenue totaled $90.8 million for the second quarter of 2026, compared to $77.7 million for the second quarter of 2025, representing an increase of 16.9% year over year.
Gross Profit and Margin: Gross profit totaled $72.5 million for the second quarter of 2026, compared to $61.7 million for the second quarter of 2025, representing an increase of 17.5% year over year. Gross margin was 79.9%, an increase of 40 basis points from 79.5% in the comparable quarter last year.
Net Loss was $5.9 million, or a negative 6.5% of revenue, for the second quarter of 2026, compared to $5.2 million, or a negative 6.7% of revenue, for the second quarter of 2025, representing an increase of 14.7% year over year.
Non-GAAP Adjusted EBITDA(1) was $4.8 million, or 5.3% of revenue, for the second quarter of 2026, compared to $3.0 million, or 3.9% of revenue, for the second quarter of 2025, representing an increase of 58.4% year over year.
Active Buyers and Orders: Active Buyers totaled 1.8 million and Orders totaled 1.9 million in the second quarter of 2026, compared to 1.5 million and 1.5 million, respectively, in the second quarter of 2025, representing increases of 20.9% and 21.9%, respectively, year over year.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Six Months Ended
	June 30, 2026	June 30, 2025	Change		June 30, 2026	June 30, 2025	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,771	1,465	20.9%		1,771	1,465	20.9%
Orders	1,871	1,535	21.9%		3,506	2,906	20.6%
Revenue	$90,767	$77,657	16.9%		$172,438	$148,948	15.8%
Gross profit	$72,524	$61,736	17.5%		$137,184	$118,107	16.2%
Gross margin	79.9%	79.5%	40	bps	79.6%	79.3%	30	bps
Net loss	$(5,935)	$(5,176)	14.7%		$(12,407)	$(10,391)	19.4%
Net loss margin	(6.5)%	(6.7)%	20	bps	(7.2)%	(7.0)%	(20)	bps
Non-GAAP Adjusted EBITDA(1)	$4,779	$3,017	58.4%		$7,524	$6,825	10.2%
Non-GAAP Adjusted EBITDA margin(1)	5.3%	3.9%	140	bps	4.4%	4.6%	(20)	bps

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

The following table provides a reconciliation of Net loss to Non-GAAP Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Net loss	$(5,935)	$(5,176)	$(12,407)	$(10,391)
Stock-based compensation expense	5,925	4,500	11,428	10,020
Depreciation and amortization	4,101	3,166	7,407	6,335
Interest expense	299	496	683	1,010
Provision for income taxes	27	31	51	88
Severance and other reorganization costs	362	—	362	(3)
Gains related to non-marketable equity investments	—	—	—	(234)
Non-GAAP Adjusted EBITDA	$4,779	$3,017	$7,524	$6,825
Revenue	$90,767	$77,657	$172,438	$148,948
Non-GAAP Adjusted EBITDA margin	5.3%	3.9%	4.4%	4.6%
Comparison of Financial Results for the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Revenue	$90,767	$77,657	$13,110	16.9%	$172,438	$148,948	$23,490	15.8%
Revenue increased $13.1 million, or 16.9%, for the three months ended June 30, 2026 as compared to the same period in 2025. The growth in revenue was mainly driven by a 21.9% increase in Orders, supported by higher engagement from both new and returning buyers, partially offset by a 2.9% decrease in the average order value, primarily driven by a higher mix of smaller orders. These trends reflect the continued strength in our core marketplace business and our ongoing focus on driving platform growth.
Revenue increased $23.5 million, or 15.8%, for the six months ended June 30, 2026 as compared to the same period in 2025. The growth in revenue was mainly driven by a 20.6% increase in Orders, supported by higher engagement from both new and returning buyers, partially offset by a 2.3% decrease in the average order value, primarily driven by a higher mix of smaller orders. These trends reflect the continued strength in our core marketplace business and our ongoing focus on driving platform growth.
Gross Margin

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Cost of revenue	$18,243	$15,921	$2,322	14.6%	$35,254	$30,841	$4,413	14.3%
Gross profit	$72,524	$61,736	$10,788	17.5%	$137,184	$118,107	$19,077	16.2%
Gross margin	79.9%	79.5%			79.6%	79.3%
Gross margin was 79.9% for the three months ended June 30, 2026, compared to 79.5% in the same period in 2025, an increase of 40 basis points. Overall, gross margin remained relatively stable across the periods.

Gross margin was 79.6% for the six months ended June 30, 2026, compared to 79.3% in the same period in 2025, an increase of 30 basis points. Overall, gross margin remained relatively stable across the periods.
Operations, Product, and Technology

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$45,115	$37,525	$7,590	20.2%	$86,190	$72,651	$13,539	18.6%
Operations, product, and technology as a percentage of revenue	49.7%	48.3%			50.0%	48.8%
Operations, product, and technology expenses increased $7.6 million, or 20.2%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $4.2 million increase in personnel-related costs, mainly reflecting distribution center headcount, a $2.0 million increase in inbound shipping costs driven by higher supply volume, and a $1.4 million increase in facilities, technology and other distribution center-related costs. The increase in operations, product, and technology expenses as a percentage of revenue for the three months ended June 30, 2026 as compared to the same period in 2025 reflects higher labor and inbound shipping costs associated with increased processing volume.
Operations, product, and technology expenses increased $13.5 million, or 18.6%, for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $7.7 million increase in personnel-related costs, mainly reflecting distribution center headcount, a $3.7 million increase in inbound shipping costs driven by higher supply volume, and a $2.1 million increase in facilities, technology and other distribution center-related costs. The increase in operations, product, and technology expenses as a percentage of revenue for the six months ended June 30, 2026 as compared to the same period in 2025 reflects higher labor and inbound shipping costs associated with increased processing volume.
Marketing

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Marketing	$17,761	$16,206	$1,555	9.6%	$32,702	$29,349	$3,353	11.4%
Marketing as a percentage of revenue	19.6%	20.9%			19.0%	19.7%
Marketing expenses increased $1.6 million, or 9.6%, for the three months ended June 30, 2026 as compared to the same period in 2025, which was primarily due to an increase in advertising costs related to our marketing initiatives aimed at driving customer engagement and platform growth. The decrease in marketing expenses as a percentage of revenue for the three months ended June 30, 2026 as compared to the same period in 2025 was primarily due to increased operating leverage resulting from higher revenue.
Marketing expenses increased $3.4 million, or 11.4%, for the six months ended June 30, 2026 as compared to the same period in 2025, which was primarily due to an increase in advertising costs related to our marketing initiatives aimed at driving customer engagement and platform growth. The decrease in marketing expenses as a percentage of revenue for the six months ended June 30, 2026 as compared to the same period in 2025 was primarily due to increased operating leverage resulting from higher revenue.

Sales, General and Administrative

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$15,761	$13,250	$2,511	19.0%	$30,994	$26,786	$4,208	15.7%
Sales, general, and administrative as a percentage of revenue	17.4%	17.1%			18.0%	18.0%
Sales, general, and administrative expenses increased $2.5 million, or 19.0%, for the three months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $1.5 million increase in personnel-related costs, of which $1.0 million was attributable to stock-based compensation, a $0.4 million increase in professional services, a $0.3 million increase in payment processing fees driven by higher gross sales volume during the period, and a $0.3 million increase in facilities, technology and other costs. The sales, general, and administrative expenses as a percentage of revenue remained consistent across the periods.
Sales, general, and administrative expenses increased $4.2 million, or 15.7%, for the six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $2.5 million increase in personnel-related costs, of which $1.0 million was attributable to stock-based compensation, a $0.9 million increase in facilities, technology and other costs, and a $0.8 million increase in payment processing fees driven by higher gross sales volume during the period. The sales, general, and administrative expenses as a percentage of revenue remained consistent across the periods.
Interest Expense

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Interest expense	$299	$496	$(197)	(39.7)%	$683	$1,010	$(327)	(32.4)%
Interest expense decreased $0.2 million for the three months ended June 30, 2026 as compared to the same period in 2025, primarily due to a lower interest rate resulting from our recent debt amendment and reduced outstanding debt balances.
Interest expense decreased $0.3 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to a lower interest rate resulting from our recent debt amendment and reduced outstanding debt balances.
Other Income, Net

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Other income, net	$504	$596	$(92)	(15.4)%	$1,029	$1,386	$(357)	(25.8)%
Other income, net remained relatively consistent for the three months ended June 30, 2026 as compared to the same period in 2025.

Other income, net, decreased $0.4 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to a gain recognized on a non-marketable equity investment in the first quarter of 2025.
Liquidity and Capital Resources
We generated positive cash flows from operating activities of $9.2 million for the six months ended June 30, 2026. We have primarily financed our operations through private and public sales of equity securities and a term loan facility (“Term Loan”). As of June 30, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $57.4 million, an increase of $4.3 million from December 31, 2025. Additionally, we have a Term Loan under which $10.0 million remained available to be drawn as of June 30, 2026 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 6, Long-Term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	Amount	%
	(in thousands, except percentages)
Net cash provided by (used in):
Operating activities	$9,204	$6,087	$3,117	51.2%
Investing activities	(7,470)	971	(8,441)	(869.3)%
Financing activities	1,806	2,083	(277)	(13.3)%
Net change in cash, cash equivalents and restricted cash	$3,540	$9,141	$(5,601)	(61.3)%
Changes in Cash Flows from Operating Activities
Net cash provided by operating activities was $9.2 million during the six months ended June 30, 2026, compared to $6.1 million for the same period in 2025. The $3.1 million increase in operating cash inflows was primarily due to a $0.8 million improvement in net loss, adjusted for non-cash items, as well as a $2.3 million increase in the net cash provided by changes in operating assets and liabilities. Changes in operating assets and liabilities were primarily driven by $3.3 million in higher cash inflows from accounts payable and accrued and other liabilities, primarily reflecting the timing of vendor payments and compensation, partially offset by $0.9 million in higher cash outflows from operating liabilities reflecting higher lease payments.

Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended June 30, 2026 was $7.5 million as compared to net cash provided by investing activities of $1.0 million for the same period in 2025. The $8.4 million increase in cash outflows was primarily due to a $5.6 million decrease in sale and maturities of marketable securities, a $1.7 million increase in purchases of property and equipment, and a $1.1 million increase in purchases of marketable securities.
Changes in Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 was $1.8 million as compared to $2.1 million for the same period in 2025. The $0.3 million decrease in cash inflows was primarily due to a $6.5 million decrease in proceeds from issuance of stock-based awards, partially offset by a $4.7 million decrease in withholding taxes paid on stock-based award activity and a $1.5 million decrease in payments on debt resulting from our debt amendment in the first quarter of 2026.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
As of June 30, 2026, we had non-restricted cash and cash equivalents of $42.2 million and marketable securities of $10.3 million, consisting primarily of commercial paper, corporate debt securities, U.S. government agency bonds and U.S. treasury securities, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to SOFR, with a floor of 2.50%, plus a margin of 3.25% and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.
Inflation Risk
As of June 30, 2026, inflation remains elevated relative to historical norms in the U.S. where we conduct our business, resulting in higher costs in areas such as fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, which could slow revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
On June 15, 2026, Chris Homer, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act for the sale of up to 616,728 shares of the Company’s Class A common stock until September 24, 2027.
Other than as disclosed above, during the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
Item 6.    Exhibits
(a)Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Registrant	10-Q	3.1	8/5/2024
3.2	Amended and Restated Bylaws of the Registrant, as adopted on February 16, 2023	8-K	3.1	2/21/2023
4.1	Form of Class A common stock certificate of the Registrant	S-1	4.1	3/3/2021
10.1#	Amended and Restated Non-Employee Director Compensation Policy	Filed herewith
10.2#	Non-Employee Director Deferred Equity Compensation Program	Filed herewith
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*    Filed herewith.
**    Furnished herewith.
# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THREDUP INC.

By:	/s/ SEAN SOBERS
Sean Sobers
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 5, 2026