Form 10-Q
period 2026-09-30
ThredUp Inc.
filed 2026-11-04
CIK 1484778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 112,783,815 shares of Class A common stock and 20,323,399 shares of Class B common stock outstanding as of October 28, 2026.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
THREDUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(in thousands, except par value amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,682	$38,629
Marketable securities	12,156	9,498
Accounts receivable, net	4,925	2,437
Other current assets	5,976	6,112
Total current assets	65,739	56,676
Operating lease right-of-use assets	23,988	25,376
Property and equipment, net	64,065	67,243
Goodwill	10,746	10,746
Other assets	4,998	7,204
Total assets	$169,536	$167,245
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,210	$10,329
Accrued and other current liabilities	22,460	24,511
Seller payable	20,366	18,264
Operating lease liabilities, current	5,764	5,401
Current portion of long-term debt	—	3,875
Total current liabilities	62,800	62,380
Operating lease liabilities, non-current	25,537	28,580
Long-term debt, net of current portion	17,741	14,276
Other non-current liabilities	2,985	2,816
Total liabilities	109,063	108,052
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A and B common stock, $0.0001 par value; 1,120,000 shares authorized as of September 30, 2026 and December 31, 2025; 132,849 and 127,027 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	12
Additional paid-in capital	654,491	635,253
Accumulated other comprehensive income (loss)	(79)	3
Accumulated deficit	(593,952)	(576,075)
Total stockholders’ equity	60,473	59,193
Total liabilities and stockholders’ equity	$169,536	$167,245
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except per share amounts)
Revenue	$88,230	$82,161	$260,668	$231,109
Cost of revenue	19,197	16,949	54,451	47,790
Gross profit	69,033	65,212	206,217	183,319
Operating expenses:
Operations, product, and technology	42,468	38,545	128,658	111,196
Marketing	18,173	16,186	50,875	45,535
Sales, general, and administrative	13,652	14,869	44,646	41,655
Total operating expenses	74,293	69,600	224,179	198,386
Operating loss	(5,260)	(4,388)	(17,962)	(15,067)
Interest expense	(340)	(477)	(1,023)	(1,487)
Other income, net	132	583	1,161	1,969
Loss before provision (benefit) for income taxes	(5,468)	(4,282)	(17,824)	(14,585)
Provision (benefit) for income taxes	2	(34)	53	54
Net loss	$(5,470)	$(4,248)	$(17,877)	$(14,639)
Loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.14)	$(0.12)
Weighted-average shares used to compute loss per share, basic and diluted	131,827	123,903	129,806	120,318
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Net loss	$(5,470)	$(4,248)	$(17,877)	$(14,639)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	(39)	2	(82)	(3)
Total other comprehensive income (loss)	(39)	2	(82)	(3)
Total comprehensive loss	$(5,509)	$(4,246)	$(17,959)	$(14,642)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2025	127,027	$12	$635,253	$3	$(576,075)	$59,193
Issuance of common stock from exercise of stock options and restricted stock units	1,977	—	1,080			1,080
Stock-based compensation			5,612			5,612
Net loss					(6,472)	(6,472)
Other comprehensive loss				(22)		(22)
Balance as of March 31, 2026	129,004	$12	$641,945	$(19)	$(582,547)	$59,391
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	2,292	1	1,197			1,198
Stock-based compensation			6,115			6,115
Net loss					(5,935)	(5,935)
Other comprehensive loss				(21)		(21)
Balance as of June 30, 2026	131,296	$13	$649,257	$(40)	$(588,482)	$60,748
Issuance of common stock from exercise of stock options and restricted stock units	1,553	—	187			187
Stock-based compensation			5,047			5,047
Net loss					(5,470)	(5,470)
Other comprehensive loss				(39)		(39)
Balance as of September 30, 2026	132,849	$13	$654,491	$(79)	$(593,952)	$60,473

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	(in thousands)
Balance as of December 31, 2024	116,134	$11	$612,148	$3	$(555,861)	$56,301
Issuance of common stock from exercise of stock options and restricted stock units	2,047	—	344			344
Stock-based compensation			5,594			5,594
Shares withheld for net share settlement	(400)	—	(936)			(936)
Net loss					(5,215)	(5,215)
Other comprehensive loss				(5)		(5)
Balance as of March 31, 2025	117,781	$11	$617,150	$(2)	$(561,076)	$56,083
Issuance of common stock from exercise of stock options, restricted stock units, and employee stock purchase plan	5,570	1	6,853			6,854
Stock-based compensation			4,624			4,624
Shares withheld for net share settlement	(303)	—	(2,178)			(2,178)
Net loss					(5,176)	(5,176)
Balance as of June 30, 2025	123,048	$12	$626,449	$(2)	$(566,252)	$60,207
Issuance of common stock from exercise of stock options and restricted stock units	2,352	—	1,865			1,865
Stock-based compensation			4,642			4,642
Shares withheld for net share settlement	(314)	—	(3,396)			(3,396)
Net loss					(4,248)	(4,248)
Other comprehensive income				2		2
Balance as of September 30, 2025	125,086	$12	$629,560	$—	$(570,500)	$59,072
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

THREDUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Cash flows from operating activities:
Net loss	$(17,877)	$(14,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	16,303	14,459
Depreciation and amortization	10,638	9,473
Reduction in carrying amount of right-of-use assets	3,509	3,429
Other	198	(83)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,488)	(158)
Other current and non-current assets	117	154
Accounts payable	4,914	4,376
Accrued and other current liabilities	(1,430)	(3,622)
Seller payable	2,103	2,792
Operating lease liabilities	(4,800)	(3,566)
Other non-current liabilities	—	(500)
Net cash provided by operating activities	11,187	12,115
Cash flows from investing activities:
Purchases of marketable securities	(14,645)	(12,961)
Sale and maturities of marketable securities	12,039	20,804
Purchases of property and equipment	(8,749)	(8,745)
Net cash used in investing activities	(11,355)	(902)
Cash flows from financing activities:
Payments on debt	(469)	(3,000)
Proceeds from issuance of stock-based awards	10,104	21,767
Payments of withholding taxes on stock-based awards	(7,637)	(19,215)
Net cash provided by (used in) financing activities	1,998	(448)
Net change in cash, cash equivalents and restricted cash	1,830	10,765
Cash, cash equivalents, and restricted cash, beginning of period	43,577	40,488
Cash, cash equivalents, and restricted cash, end of period	$45,407	$51,253
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2026 and December 31, 2025, and the results of operations and cash flows for the interim periods presented.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 10-K”).
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient that permits entities to assume that conditions existing as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, including interim periods within those annual periods. The Company adopted ASU 2025-05 as of January 1, 2026, and the adoption did not have a material impact on its consolidated financial statements.
Accounting Pronouncements Not Yet Effective
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes stage-based criteria and instead requires capitalization once a project is approved and it is probable that the project will be completed, unless significant development uncertainty exists. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual periods. For the Company, the ASU will be effective for the annual period ending December 31, 2028. Early adoption is permitted. The Company is currently evaluating the potential impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about a public entity’s expenses, including inventory, employee compensation, depreciation, intangible asset amortization, selling expenses and other expense categories. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. For the Company, the ASU will be effective for the annual period ending December 31, 2027. The Company does not expect the adoption of ASU 2024-03 to have an impact on its results of operations, financial position or cash flows, and expects it will result in additional disclosures in the notes to its consolidated financial statements. The Company is in the process of evaluating the specific disclosures required.
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
Revenue from Loyalty Reward Redemption and Expiration
The Company previously had a customer loyalty program that has since been discontinued. Effective October 1, 2024, customers were no longer able to earn loyalty points and after March 31, 2025, they could no longer redeem any previously accumulated points. As a result, as of September 30, 2026 and December 31, 2025, the Company did not have a deferred revenue liability related to its customer loyalty program. The Company recognized no revenue from loyalty reward redemptions and expirations for the three months ended September 30, 2026 and 2025, and $0 and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.
Gift Cards, Site Credits and Seller Payable
The Company sells ThredUp gift cards on its e-commerce website and may also convert seller payables and site credits to ThredUp gift cards one year after issuance at the discretion of the Company. ThredUp gift cards do not expire or lose value over periods of inactivity. The Company accounts for gift cards by recognizing a gift card liability at the time a gift card is delivered to the customer. As of September 30, 2026 and December 31, 2025, gift card liabilities of $3.0 million and $3.9 million, respectively, were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue from redemption of gift cards was not material for the three and nine months ended September 30, 2026 and 2025.

The Company recognizes breakage revenue for the portion of gift card values that are not expected to be redeemed. Breakage revenue is estimated based upon historical customer redemption patterns. Breakage revenue primarily relates to gift cards converted from seller payables and site credits. Judgment is required in determining the appropriate grouping of gift cards for analyzing breakage rates, redemption patterns, and estimating the ultimate value of gift cards not expected to be redeemed. Breakage revenue was $1.0 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $3.4 million and $6.5 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company issues site credits for returns, which can be applied toward future charges but may not be converted into cash. Site credits may also be converted to ThredUp gift cards beginning after one year at the discretion of the Company. These credits are recognized as revenue when used. As of September 30, 2026 and December 31, 2025, $4.5 million and $4.1 million, respectively, of such customer site credits were included in accrued and other current liabilities within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of site credits was $9.9 million and $13.2 million for the three months ended September 30, 2026 and 2025, respectively, and $32.6 million and $37.1 million for the nine months ended September 30, 2026 and 2025, respectively.
Seller payable includes amounts owed to sellers upon the purchase of sellers’ goods by the Company or by buyers. Amounts are initially provided as a credit to sellers (“seller credits”). These credits may be applied towards purchases from the Company, converted to third-party retailer or ThredUp gift cards or redeemed for cash. As of September 30, 2026 and December 31, 2025, there was $20.4 million and $18.3 million, respectively, of seller payable within the Company’s condensed consolidated balance sheets. Revenue recognized from the redemption of seller credits was $8.9 million and $8.2 million for the three months ended September 30, 2026 and 2025, respectively, and $26.7 million and $21.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Company’s condensed consolidated balance sheets, which sum to the total of the same such amounts shown in the Company’s condensed consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$42,682	$38,629
Restricted cash included in Other current assets	153	225
Restricted cash included in Other assets	2,572	4,723
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$45,407	$43,577
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

Fair Value Measurements - Recurring Basis
The following tables provide information about the Company’s financial instruments that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized to determine such values as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$2,087	$—	$2,087
Commercial paper	—	8,144	8,144
Corporate debt securities	—	831	831
U.S. government agency bonds	—	100	100
Total cash equivalents	2,087	9,075	11,162
Marketable securities:
U.S. treasury securities	—	8,938	8,938
U.S. government agency bonds	—	2,074	2,074
Corporate debt securities	—	1,144	1,144
Total marketable securities	—	12,156	12,156
Total assets at fair value	$2,087	$21,231	$23,318

	December 31, 2025
	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents:
Money market funds	$5,030	$—	$5,030
Commercial paper	—	6,681	6,681
Corporate debt securities	—	849	849
U.S. government agency bonds	—	697	697
Total cash equivalents	5,030	8,227	13,257
Marketable securities:
Corporate debt securities	—	2,374	2,374
U.S. treasury securities	—	6,126	6,126
U.S. government agency bonds	—	998	998
Total marketable securities	—	9,498	9,498
Total assets at fair value	$5,030	$17,725	$22,755
As of September 30, 2026 and December 31, 2025, the Company’s cash equivalents and marketable securities approximated their estimated fair value. As such, the unrealized gains or losses related to the Company’s cash equivalents and marketable securities were not material.
For the Company’s marketable securities, which were all classified as available-for-sale, the Company utilizes third-party pricing services to obtain fair value. Third-party pricing methodologies incorporate bond terms and conditions, current performance data, proprietary pricing models, real-time quotes from contributing dealers, trade prices and other market data. The Company determined that the declines in the fair value of its marketable securities were not driven by credit-related factors. During the three and nine months ended September 30, 2026 and 2025, the Company did not recognize any losses on its marketable securities due to credit-related factors.

As of September 30, 2026, the Company’s money market funds were valued using Level 1 inputs because they were valued using quoted prices in active markets. The Company’s commercial paper, corporate debt securities, U.S. government agency bonds and U.S. treasury securities were valued using Level 2 inputs because they were valued using quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
As of September 30, 2026 and December 31, 2025, the Company had no assets or liabilities measured at fair value on a recurring basis that were classified within Level 3 of the fair value hierarchy. There were no transfers into or out of Level 3 during the three and nine months ended September 30, 2026.
The following table presents the fair value of the Company’s marketable securities by contractual maturities as of September 30, 2026:

	September 30, 2026
	Less than 1 year	1 to 2 years	Total
	(in thousands)
U.S. treasury securities	$4,640	$4,298	$8,938
Corporate debt securities	1,144	—	1,144
U.S. government agency bonds	1,085	989	2,074
Total marketable securities	$6,869	$5,287	$12,156
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
No remeasurements or impairments were recognized during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, the carrying amount of the investment was $1.8 million, included in other assets on the Company’s condensed consolidated balance sheets, and is classified as a Level 3 asset within the fair value hierarchy. Cumulatively, the Company has recorded $0.8 million of upward adjustments from observable transactions and no impairments or downward adjustments to the carrying value of the investment.
Other Fair Value Disclosures
As of September 30, 2026 and December 31, 2025, the carrying amounts of the Company’s accounts receivable, other current assets, other assets, accounts payable, seller payable and accrued and other current liabilities approximated their estimated fair values due to their relatively short maturities. Management believes the terms of its long-term variable-rate debt reflect current market conditions for an instrument with similar terms and maturity, and as such, the carrying value of the Company’s long-term debt approximated its fair value as of September 30, 2026 and December 31, 2025.

4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Property and equipment, at cost:
Machinery and equipment	$91,693	$84,745
Leasehold improvements	23,549	23,457
Internal-use software	14,335	13,444
Computers and software	8,073	7,909
Construction in progress	5,371	6,858
Furniture and fixtures	2,202	2,196
Total property and equipment, at cost	145,223	138,609
Less: accumulated depreciation and amortization	(81,158)	(71,366)
Property and equipment, net	$64,065	$67,243
Depreciation and amortization expense of property and equipment was $3.2 million and $3.1 million for the three months ended September 30, 2026 and 2025, respectively, and $10.6 million and $9.5 million for the nine months ended September 30, 2026 and 2025, respectively.
5. Balance Sheet Components
Accrued and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Gift card and site credit liabilities	$7,516	$8,026
Accrued compensation	3,691	2,527
Allowance for returns	3,299	3,814
Accrued taxes	2,919	2,571
Accrued vendor liabilities	2,401	4,844
Deferred revenue	1,640	1,573
Accrued other	994	1,156
Total	$22,460	$24,511
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
The Term Loan requires the Company to comply with certain financial covenants, including, among other things, liquidity requirements and minimum cash deposits with Western Alliance Bank. The Term Loan also contains affirmative and negative covenants customary for financings of this type, including, among other things, limitations or prohibitions on repurchasing common shares, declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the Term Loan contains customary events of default. As of September 30, 2026, the Company was in compliance with its debt covenants under the Term Loan. The Company is permitted to make voluntary prepayments without penalty or premium at any time.

As of September 30, 2026 and December 31, 2025, the effective interest rate for borrowings under the Term Loan was 7.60% and 8.94%, respectively.
During the nine months ended September 30, 2026 and 2025, the Company did not make any borrowings under the Term Loan and repaid $0.3 million and $3.0 million in principal, respectively. As of September 30, 2026 and December 31, 2025, the principal outstanding under the Term Loan was $18.0 million and $18.3 million, respectively.
The Company incurred interest expense related to the Term Loan of $0.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the future annual principal payments of the Term Loan were as follows:

Amount
(in thousands)
2028	$4,000
2029	4,000
2030	10,000
Total principal payments	18,000
Less: unamortized debt discount	(259)
Non-current portion of long-term debt	$17,741
7. Common Stock and Stockholders’ Equity
Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible at any time into one share of Class A common stock.
The table below summarizes the Class A common stock and Class B common stock authorized, issued and outstanding as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Authorized	Issued and Outstanding	Authorized	Issued and Outstanding
	(in thousands)
Class A common stock	1,000,000	112,526	1,000,000	106,358
Class B common stock	120,000	20,323	120,000	20,669
Total	1,120,000	132,849	1,120,000	127,027
8. Stock-Based Compensation
The Company has stock-based compensation plans, which are more fully described in Note 9, Stock-Based Compensation Plans, to the consolidated financial statements included in the 2025 10-K. During the nine months ended September 30, 2026, the Company granted restricted stock units subject to service condition (“RSUs”) and performance-based restricted stock units subject to service and performance conditions (“PSUs”).

Stock-Based Compensation Expense
The following table provides information about stock-based compensation expense by financial statement line item:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Operations, product, and technology	$2,284	$1,982	$7,343	$6,933
Marketing	203	99	678	325
Sales, general, and administrative	2,388	2,358	8,282	7,201
Total stock-based compensation expense	$4,875	$4,439	$16,303	$14,459
Stock-based compensation expense capitalized in internal use software was not material for the three and nine months ended September 30, 2026 and 2025.
Stock Options
The following table summarizes the activities for all stock options under the Company’s stock-based compensation plans for the nine months ended September 30, 2026:

	Number of Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
	(in thousands)			(in thousands)
Outstanding as of December 31, 2025	9,411	$2.16	3.30 years	$39,825
Granted	—	$—
Exercised	(927)	$2.05
Forfeited or expired	(28)	$3.09
Outstanding as of September 30, 2026	8,456	$2.17	2.71 years	$576
Exercisable as of September 30, 2026	8,456	$2.17	2.71 years	$576

(1) The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
As of September 30, 2026, there was no unrecognized compensation cost related to nonvested stock options.
RSUs and PSUs
The following table summarizes the activities for all RSUs and PSUs, under the Company’s stock-based compensation plans for the nine months ended September 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
Outstanding and nonvested as of December 31, 2025	8,930	$3.78
Granted (1)	4,041	$4.18
Vested	(4,760)	$3.52
Forfeited	(434)	$3.90
Outstanding and nonvested as of September 30, 2026	7,777	$4.14

(1) Includes 869 thousand PSUs at target, with a weighted-average grant-date fair value of $3.39. Actual shares earned may range from 0% to 200% of target based on the achievement of applicable performance conditions.

As of September 30, 2026, the total unrecognized compensation cost related to all nonvested RSUs and PSUs was $27.8 million, of which $0.7 million was related to PSUs, and the related weighted-average period over which it is expected to be recognized was approximately two years.
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
10. Income Taxes
The quarterly income tax provision reflects an estimate of the corresponding quarter’s state taxes in the U.S. The provision for income tax expense for the three and nine months ended September 30, 2026 and 2025 was determined based upon estimates of the Company’s annual effective tax rate for the years ending December 31, 2026 and 2025, respectively. Since the Company is in a full valuation allowance position due to losses incurred since inception, the provision for taxes consists solely of certain state income taxes.
11. Loss Per Share
The following securities have been excluded from the computation of diluted loss per share for the periods presented because including them would have been anti-dilutive:

	September 30, 2026	September 30, 2025
	(in thousands)
Restricted stock units	7,787	8,780
Stock options	8,456	9,664
Employee stock purchase plan	214	60
Total	16,457	18,504

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
Overview of Third Quarter Results
Revenue totaled $88.2 million for the third quarter of 2026, compared to $82.2 million for the third quarter of 2025, representing an increase of 7.4% year over year.
Gross Profit and Margin: Gross profit totaled $69.0 million for the third quarter of 2026, compared to $65.2 million for the third quarter of 2025, representing an increase of 5.9% year over year. Gross margin was 78.2%, a decrease of 120 basis points from 79.4% in the comparable quarter last year.
Net Loss was $5.5 million, or a negative 6.2% of revenue, for the third quarter of 2026, compared to $4.2 million, or a negative 5.2% of revenue, for the third quarter of 2025, representing an increase of 28.8% year over year.
Non-GAAP Adjusted EBITDA(1) was $3.5 million, or 4.0% of revenue, for the third quarter of 2026, compared to $3.8 million, or 4.6% of revenue, for the third quarter of 2025, representing a decrease of 6.6% year over year.
Active Buyers and Orders: Active Buyers totaled 1.8 million and Orders totaled 1.9 million in the third quarter of 2026, compared to 1.6 million and 1.6 million, respectively, in the third quarter of 2025, representing increases of 16.1% and 17.4%, respectively, year over year.

Key Financial and Operating Metrics
We review a number of operating and financial metrics, including the following key business and non-GAAP metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions. These key financial and operating metrics are set forth below for the periods presented.

	Three Months Ended				Nine Months Ended
	September 30, 2026	September 30, 2025	Change		September 30, 2026	September 30, 2025	Change
	(in thousands, except percentages)
Active Buyers (as of period end)	1,821	1,568	16.1%		1,821	1,568	16.1%
Orders	1,888	1,608	17.4%		5,394	4,514	19.5%
Revenue	$88,230	$82,161	7.4%		$260,668	$231,109	12.8%
Gross profit	$69,033	$65,212	5.9%		$206,217	$183,319	12.5%
Gross margin	78.2%	79.4%	(120)	bps	79.1%	79.3%	(20)	bps
Net loss	$(5,470)	$(4,248)	28.8%		$(17,877)	$(14,639)	22.1%
Net loss margin	(6.2)%	(5.2)%	(100)	bps	(6.9)%	(6.3)%	(60)	bps
Non-GAAP Adjusted EBITDA(1)	$3,524	$3,772	(6.6)%		$11,048	$10,597	4.3%
Non-GAAP Adjusted EBITDA margin(1)	4.0%	4.6%	(60)	bps	4.2%	4.6%	(40)	bps

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
Non-GAAP Financial Measures
Non-GAAP Adjusted EBITDA and Non-GAAP Adjusted EBITDA Margin
Non-GAAP Adjusted EBITDA means Net loss adjusted to exclude, where applicable in a given period, stock-based compensation expense, depreciation and amortization, legal settlement and fees, interest expense, provision for income taxes, severance and other reorganization costs, and gains related to non-marketable equity investments. Non-GAAP Adjusted EBITDA margin represents Non-GAAP Adjusted EBITDA divided by Revenue. We use these non-GAAP measures to evaluate and assess our operating performance and the operating leverage in our business, and for internal planning and forecasting purposes. We believe these non-GAAP measures, when taken collectively with our GAAP results, may be helpful to investors because they provide consistency and comparability with past financial performance and assist in comparisons with other companies, some of which use similar non-GAAP financial information to supplement their GAAP results.

The following table provides a reconciliation of Net loss to Non-GAAP Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Net loss	$(5,470)	$(4,248)	$(17,877)	$(14,639)
Stock-based compensation expense	4,875	4,439	16,303	14,459
Depreciation and amortization	3,231	3,138	10,638	9,473
Legal settlement and fees	546	—	546	—
Interest expense	340	477	1,023	1,487
Provision (benefit) for income taxes	2	(34)	53	54
Severance and other reorganization costs	—	—	362	(3)
Gains related to non-marketable equity investments	—	—	—	(234)
Non-GAAP Adjusted EBITDA	$3,524	$3,772	$11,048	$10,597
Revenue	$88,230	$82,161	$260,668	$231,109
Non-GAAP Adjusted EBITDA margin	4.0%	4.6%	4.2%	4.6%
Comparison of Financial Results for the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	%	September 30, 2026	September 30, 2025	Amount	%
	(in thousands, except percentages)
Revenue	$88,230	$82,161	$6,069	7.4%	$260,668	$231,109	$29,559	12.8%
Revenue increased $6.1 million, or 7.4%, for the three months ended September 30, 2026 as compared to the same period in 2025. The growth in revenue was mainly driven by a 17.4% increase in Orders, supported by higher engagement from both new and returning buyers, and a 2.4% increase in the average order value, partially offset by higher promotional discounts.
Revenue increased $29.6 million, or 12.8%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The growth in revenue was mainly driven by a 19.5% increase in Orders, supported by higher engagement from both new and returning buyers, partially offset by higher promotional discounts, primarily in the third quarter, and a 0.6% decrease in the average order value.
Gross Margin

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	%	September 30, 2026	September 30, 2025	Amount	%
	(in thousands, except percentages)
Cost of revenue	$19,197	$16,949	$2,248	13.3%	$54,451	$47,790	$6,661	13.9%
Gross profit	$69,033	$65,212	$3,821	5.9%	$206,217	$183,319	$22,898	12.5%
Gross margin	78.2%	79.4%			79.1%	79.3%
Gross margin was 78.2% for the three months ended September 30, 2026, compared to 79.4% in the same period in 2025, a decrease of 120 basis points, primarily driven by higher labor and packaging costs as a percentage of revenue.

Gross margin was 79.1% for the nine months ended September 30, 2026, compared to 79.3% in the same period in 2025, a decrease of 20 basis points. Overall, gross margin remained relatively stable across the periods.
Operations, Product, and Technology

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	%	September 30, 2026	September 30, 2025	Amount	%
	(in thousands, except percentages)
Operations, product, and technology	$42,468	$38,545	$3,923	10.2%	$128,658	$111,196	$17,462	15.7%
Operations, product, and technology as a percentage of revenue	48.1%	46.9%			49.4%	48.1%
Operations, product, and technology expenses increased $3.9 million, or 10.2%, for the three months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $2.1 million increase in personnel-related costs, mainly reflecting distribution center headcount, a $1.2 million increase in inbound shipping costs driven by higher supply volume, and a $0.6 million increase in facilities, technology and other costs. The increase in operations, product, and technology expenses as a percentage of revenue for the three months ended September 30, 2026 as compared to the same period in 2025 reflects higher labor and inbound shipping costs associated with increased processing volume.
Operations, product, and technology expenses increased $17.5 million, or 15.7%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $9.9 million increase in personnel-related costs, mainly reflecting distribution center headcount, a $4.9 million increase in inbound shipping costs driven by higher supply volume, and a $2.7 million increase in facilities, technology and other distribution center-related costs. The increase in operations, product, and technology expenses as a percentage of revenue for the nine months ended September 30, 2026 as compared to the same period in 2025 reflects higher labor and inbound shipping costs associated with increased processing volume.
Marketing

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	%	September 30, 2026	September 30, 2025	Amount	%
	(in thousands, except percentages)
Marketing	$18,173	$16,186	$1,987	12.3%	$50,875	$45,535	$5,340	11.7%
Marketing as a percentage of revenue	20.6%	19.7%			19.5%	19.7%
Marketing expenses increased $2.0 million, or 12.3%, for the three months ended September 30, 2026 as compared to the same period in 2025, which was primarily due to an increase in advertising costs related to our marketing initiatives aimed at driving customer engagement and platform growth. The increase in marketing expenses as a percentage of revenue for the three months ended September 30, 2026 as compared to the same period in 2025 reflects a higher rate of marketing spend relative to the growth in revenue, as we continue to invest in marketing initiatives to support future growth.
Marketing expenses increased $5.3 million, or 11.7%, for the nine months ended September 30, 2026 as compared to the same period in 2025, which was primarily due to an increase in advertising costs related to our marketing initiatives aimed at driving customer engagement and platform growth. The marketing expenses as a percentage of revenue remained consistent across the periods.

Sales, General and Administrative

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	%	September 30, 2026	September 30, 2025	Amount	%
	(in thousands, except percentages)
Sales, general, and administrative	$13,652	$14,869	$(1,217)	(8.2)%	$44,646	$41,655	$2,991	7.2%
Sales, general, and administrative as a percentage of revenue	15.5%	18.1%			17.1%	18.0%
Sales, general, and administrative expenses decreased $1.2 million, or 8.2%, for the three months ended September 30, 2026 as compared to the same period in 2025. The decrease was primarily due to a $0.9 million decrease in personnel-related costs, mainly due to lower bonus and salary expense, a $0.4 million decrease in payment processing fees, and a $0.3 million decrease in facilities, technology and other costs, partially offset by a $0.4 million increase in professional services. The decrease in sales, general, and administrative expenses as a percentage of revenue for the three months ended September 30, 2026 as compared to the same period in 2025 reflects increased operating leverage resulting from lower expenses coupled with higher revenue.
Sales, general, and administrative expenses increased $3.0 million, or 7.2%, for the nine months ended September 30, 2026 as compared to the same period in 2025. The increase was primarily due to a $1.6 million increase in personnel-related costs, of which $1.1 million was attributable to stock-based compensation, a $0.5 million increase in facilities, technology and other costs, a $0.5 million increase in professional services, and a $0.3 million increase in payment processing fees. The decrease in sales, general, and administrative expenses as a percentage of revenue for the nine months ended September 30, 2026 as compared to the same period in 2025 reflects increased operating leverage resulting from higher revenue.
Interest Expense

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	%	September 30, 2026	September 30, 2025	Amount	%
	(in thousands, except percentages)
Interest expense	$340	$477	$(137)	(28.7)%	$1,023	$1,487	$(464)	(31.2)%
Interest expense decreased $0.1 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to a lower interest rate resulting from our recent debt amendment and reduced outstanding debt balances.
Interest expense decreased $0.5 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to a lower interest rate resulting from our recent debt amendment and reduced outstanding debt balances.
Other Income, Net

	Three Months Ended		Change		Nine Months Ended		Change
	September 30, 2026	September 30, 2025	Amount	%	September 30, 2026	September 30, 2025	Amount	%
	(in thousands, except percentages)
Other income, net	$132	$583	$(451)	(77.4)%	$1,161	$1,969	$(808)	(41.0)%
Other income, net decreased $0.5 million for the three months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher non-operating expenses.
Other income, net, decreased $0.8 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to higher non-operating expenses in the third quarter of 2026 and a gain recognized on a non-marketable equity investment in the first quarter of 2025.
Liquidity and Capital Resources
We generated positive cash flows from operating activities of $11.2 million for the nine months ended September 30, 2026. We have primarily financed our operations through private and public sales of equity securities and a term loan facility (“Term Loan”). As of September 30, 2026, we had cash, cash equivalents, restricted cash and marketable securities of $57.6 million, an increase of $4.5 million from December 31, 2025. Additionally, we have a Term Loan under which $10.0 million remained available to be drawn as of September 30, 2026 for the purchase of certain equipment, and we were in full compliance with our debt covenants under the Term Loan as of that date. See Note 6, Long-Term Debt, to the condensed consolidated financial statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for a further discussion on our Term Loan.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,187	$12,115
Investing activities	(11,355)	(902)
Financing activities	1,998	(448)
Net change in cash, cash equivalents and restricted cash	$1,830	$10,765

Changes in Cash Flows from Operating Activities
Net cash provided by operating activities was $11.2 million during the nine months ended September 30, 2026, compared to $12.1 million for the same period in 2025. The $0.9 million decrease in operating cash inflows was primarily due to changes in operating assets and liabilities, which were driven by $2.3 million in higher cash outflows from accounts receivable, reflecting timing of cash receipts, $1.2 million in higher cash outflows from operating liabilities, reflecting escalating lease payments, $0.7 million in higher cashouts of seller payable, partially offset by $3.2 million in higher cash inflows from accounts payable and accrued and other liabilities, reflecting the timing of vendor payments.
Changes in Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 was $11.4 million as compared to $0.9 million for the same period in 2025. The $10.5 million increase in cash outflows was primarily due to an $8.8 million decrease in sale and maturities of marketable securities and a $1.7 million increase in purchases of marketable securities, reflecting the maturity schedule of our investment portfolio.
Changes in Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 was $2.0 million as compared to net cash used in financing activities of $0.4 million for the same period in 2025. The $2.4 million increase in cash inflows was primarily due to a $2.5 million decrease in payments on debt resulting from our debt amendment in the first quarter of 2026.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include:

Interest Rate Risk
As of September 30, 2026, we had non-restricted cash and cash equivalents of $42.7 million and marketable securities of $12.2 million, consisting primarily of commercial paper, corporate debt securities, U.S. government agency bonds and U.S. treasury securities, which carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short- to intermediate-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to fluctuations in interest rates.
The Term Loan bears variable interest rates tied to SOFR, with a floor of 2.50%, plus a margin of 3.25% and therefore carries interest rate risk. If interest rates were to increase or decrease by 1% for the year and our borrowing amounts on the Term Loan remained constant, the increase or decrease to our annual interest expense would not be material.
Inflation Risk
As of September 30, 2026, inflation remains elevated relative to historical norms in the U.S. where we conduct our business, resulting in higher costs in areas such as fuel, labor and processing, freight and other costs that have affected our gross margin and operating expenses. We believe these increases have negatively impacted our business, and although difficult to quantify, inflation is potentially having an adverse effect on our customers’ ability to purchase in our marketplaces, which could slow revenue and Order growth. If we are unable to increase our prices to sufficiently offset the rising costs of doing business, our profitability and financial position could be adversely impacted.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026. The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans
James Reinhart, Chief Executive Officer, terminated a Rule 10b5-1 plan on August 24, 2026. The plan was adopted on December 5, 2025, providing for the sale of up to 803,152 shares of the Company’s Class A common stock until March 8, 2027.

Other than as disclosed above, during the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.
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
Date: November 4, 2026